Form 10-Q
period 1995-03-31
FIRST CENTRAL FINANCIAL CORP
filed 1995-05-15
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

                         Commission file number 1-9138

                      FIRST CENTRAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   New York                                         11-2648222
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification Number)
              or organization)

                   266 Merrick Road, Lynbrook, New York 11563
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 593-7070
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding at
           Title of Class                    (excluding 595,404 treasury shares)
- --------------------------------------       -----------------------------------
Common Stock, Par Value $.10 Per Share                   5,981,108

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                            Page No.
                                                                            -------
ITEM I    FINANCIAL STATEMENTS .............................................   1

          Consolidated Balance Sheets ......................................   1

          Consolidated Statements of Income ................................   3

          Consolidated Statements of Changes in Shareholders' Equity .......   4

          Consolidated Statements of Cash Flows ............................   5

          Notes to Financial Statements ....................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................   7


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................  10

         SIGNATURES ........................................................  15


                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.           Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets

                                                                  March 31,    December 31,
                                                                    1995           1994
                                                                ------------   ------------
                                                                 (Unaudited)         *
ASSETS

 Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1995 - $37,149,088;
      1994 - $33,426,715)                                       $ 35,438,674   $ 30,574,904
      Equity securities, (cost: 1995 - $37,511,038;
      1994 - $38,782,895)                                         35,340,217     32,801,833
  Securities held-to-maturity at amortized cost (market:
      1995 - $11,068,774; 1994 - $9,896,497)                      11,068,491      9,937,037
  Short-term investments, at cost, which approximates
    market                                                         5,223,194      8,759,364
                                                                ------------   ------------
      Total Investments                                           87,070,576     82,073,138

  Cash                                                               180,205        409,612
  Accrued investment income                                          832,016        944,470
  Agents' balances, less allowance for doubtful accounts
   (1995 - $1,325,836; 1994 - $1,321,936)                         15,388,214     15,202,267
  Reinsurance receivables                                         23,915,121     24,833,081
  Prepaid reinsurance premiums                                     2,257,299      1,973,997
  Federal income taxes recoverable                                   336,284        154,262
  Other receivables                                                  346,884        139,444
  Deferred policy acquisition costs                                7,592,070      7,339,084
  Deferred debenture costs                                           524,112        541,696
  Deferred income taxes                                            4,827,000      6,280,000
  Property, plant and equipment less accumulated depreciation
   (1995 - $1,685,479; 1994 - $1,562,814)                          4,962,724      1,045,799
  Other Assets                                                       394,280        791,730
                                                                ------------   ------------
                                                                $148,626,785   $141,728,580
                                                                ============   ============


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets


                                                          March 31,       December 31,
                                                            1995              1994
                                                        -------------    -------------
                                                         (Unaudited)           *
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                          $  67,116,568    $  66,499,524
 Unpaid loss adjustment expenses                            7,613,452        7,016,895
 Unearned premiums                                         34,558,602       32,529,415
                                                        -------------    -------------
   Total Policy Liabilities                               109,288,622      106,045,834

Reinsurance payable                                            57,106          503,684
Obligation under capital leases                               178,705           84,744
Convertible subordinated debentures                         6,505,000        6,755,000
Other liabilities                                             964,580        1,101,335
                                                        -------------    -------------
   Total Liabilities                                      116,994,013      114,490,597
                                                        -------------    -------------

Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1995 -
  $6,576,512 shares; 1994 - 6,576,512 shares)                 657,652          657,652
 Additional paid-in capital                                13,139,551       13,139,551
 Net unrealized depreciation on securities available-
  for-sale, net of deferred taxes of (1995 -
  $1,319,000; 1994 $3,003,000)                             (2,562,234)      (5,829,873)

 Retained earnings                                         24,480,820       23,189,795
                                                        -------------    -------------
                                                           35,715,789       31,157,125
Less treasury stock, at cost (1995 - $595,404
 shares; 1994 - 572,404 shares)                            (4,083,017)      (3,919,142)
                                                        -------------    -------------
   Total Shareholders' Equity                              31,632,772       27,237,983
                                                        -------------    -------------
                                                        $ 148,626,785    $ 141,728,580
                                                        =============    =============


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

                                            Three Months Ended March 31,
                                                1995            1994
                                           -------------    -------------
                                            (Unaudited)      (Unaudited)
Revenues

Premiums Written - Direct                  $  17,890,742    $  16,455,213
Reinsurance ceded                             (3,321,296)      (1,781,503)
                                           -------------    -------------
     Net Premiums Written                     14,569,446       14,673,710
(Increase) Decrease in unearned premiums      (1,745,885)      (2,260,346)
                                           -------------    -------------
     Net Premiums Earned                      12,823,561       12,413,364

Net investment income                          1,249,867        1,170,795
Realized gain (loss) on investments              181,246          438,074
Claims adjusting revenues                        148,513          165,526
Rental income                                    129,745             --
                                           -------------    -------------

          Total Revenues                      14,532,932       14,187,759
                                           -------------    -------------

Expenses

Losses                                         5,917,693        5,910,873
Loss adjustment expense                        2,024,370        1,525,432
Policy acquisition costs                       3,247,257        3,269,724
Interest expense                                 151,528          161,897
Doubtful accounts                                 87,582          318,356
Other operating expenses                       1,263,501        1,221,886
                                           -------------    -------------
          Total Expenses                      12,691,931       12,408,168
                                           -------------    -------------
Income Before Income Taxes                     1,841,001        1,779,591

Federal and State Income Taxes                   368,500          538,300
                                           -------------    -------------
          Net Income                       $   1,472,501    $   1,241,291
                                           =============    =============

Per Share Data:

  Net Income:
   Primary                                     $0.25            $0.22
                                               =====            =====
   Fully Diluted                               $0.23            $0.20
                                               =====            =====
  Cash Dividends Paid                          $0.030           $0.025
                                               ======           ======

The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                       Three Months Ended March 31, 1995
                                  (Unaudited)


                                                                                   Net Unrealized
                                                                                   Depreciation on
                                                                      Additional     Securities
                                                  Common Stock         Paid-In        Available
                                               Shares      Amount      Capital        For Sale
- ----------------------------------------------------------------------------------------------------
Balances at December 31, 1994*               6,576,512   $ 657,652   $ 13,139,551  $ (5,829,873)

Add (deduct):

 Net income

 Cash dividends declared (.03 per share)

 Purchase shares of treasury stock

 Decrease in unrealized depreciation
                                                                                      3,267,639
- ----------------------------------------------------------------------------------------------------
Balance March 31, 1995                       6,576,512   $ 657,652   $ 13,139,551  $ (2,562,234)
====================================================================================================

                                              Retained            Treasury Stock
                                              Earnings         Shares       Amount        Total
- ---------------------------------------------------------------------------------------------------
Balances at December 31, 1994*              $ 23,189,795       572,404  $ (3,919,142)  $ 27,237,983

Add (deduct):

 Net income                                    1,472,501                                  1,472,501

 Cash dividends declared (.03 per share)        (181,476)                                  (181,476)

 Purchase shares of treasury stock
                                                                23,000      (163,875)      (163,875)
 Decrease in unrealized depreciation
                                                                                          3,267,639
- ---------------------------------------------------------------------------------------------------
Balance March 31, 1995                      $ 24,480,820       595,404  $ (4,083,017)  $ 31,632,772
===================================================================================================


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                    Three Months Ended March 31,
                                                                       1995            1994
                                                                   -------------   -------------
                                                                    (Unaudited)     (Unaudited)


OPERATING ACTIVITIES

Net Income                                                         $   1,472,501   $   1,241,291
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs                    7,339,084       6,451,030
  Provision for depreciation and amortization                            143,192         153,683
  Provision for losses on uncollectible agents' balances                  87,581         318,356
  Net realized investment (gains)                                       (181,246)       (438,074)
  Provision for deferred federal income taxes                           (231,000)       (550,000)
  Changes in operating assets and liabilities
    Decrease in accrued investment income                                112,454         192,182
    Decrease (increase) in agents' balances and unearned premiums      1,472,357         461,500
    Decrease in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverable                             2,131,561       3,957,616
    Deferred policy acquisition costs                                 (7,592,070)     (6,959,251)
    Other items, net                                                    (879,537)        187,631
                                                                   -------------   -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            3,874,877       5,015,964
                                                                   -------------   -------------


INVESTING ACTIVITIES

Purchases of fixed maturities                                         (9,745,075)     (4,935,953)
Sales and maturities of fixed maturities                               4,940,543      10,204,370
Purchases of equity securities                                        (3,408,236)    (16,815,347)
Sales of equity securities                                             4,833,893       9,642,799
Net (purchases) sales of short-term investments                        3,536,170      (3,027,177)
Purchases of property, plant and equipment                            (3,638,591)         (6,360)
                                                                   -------------   -------------
  NET CASH USED IN INVESTING ACTIVITIES                               (3,481,296)     (4,937,668)
                                                                   -------------   -------------

FINANCING ACTIVITIES

Principal payments on Convertible Subordinated Debentures               (250,000)       (510,000)
Principal payments on capital lease obligations                          (27,637)        (38,735)
Cash dividend paid                                                      (181,476)       (155,573)
Purchases of shares of common stock for the treasury                    (163,875)        (11,979)
                                                                   -------------   -------------
 NET CASH USED IN FINANCING ACTIVITIES                                  (622,988)       (716,287)
                                                                   -------------   -------------


DECREASE IN CASH                                                        (229,407)       (637,991)

CASH AT BEGINNING OF YEAR                                                409,612       1,099,729
                                                                   -------------   -------------
CASH AT END OF YEAR                                                $     180,205   $     461,738
                                                                   =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

     Interest                                                      $     307,266   $     356,229
                                                                   =============   =============
     Income Taxes                                                  $     809,160   $     475,059
                                                                   =============   =============

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1995


1. BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The financial statements for the periods reported should be read in conjunction with the financial statements and related notes contained in First Central's Annual Report on Form 10-K for the year ended December 31, 1994.

2. PER SHARE DATA

     Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

     For the three-month periods ended March 31,


                    Basic           Primary       Fully Diluted
                    -----           -------       -------------
      1995....    5,961,414        5,924,905        6,840,116
      1994....    5,710,911        5,756,333        6,691,237

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


      Land                                 $ 1,000,000
      Building                               3,022,289
      Equipment                              2,625,914
                                           -----------
      Sub-total                              6,648,203
                                           -----------
      Less accumulated depreciation          1,685,479
                                           -----------
      Total                                $ 4,962,724
                                           ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

     First Central Financial Corporation ("First Central") was incorporated on May 18, 1983 under the laws of the State of New York. It is the parent corporation of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). First Central Insurance is a New York licensed property and casualty insurance company which underwrites the following types of insurance primarily in the State of New York: Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Automobile Physical Damage. First Central Insurance is licensed to underwrite insurance in the states of New York, Pennsylvania, Maryland, Delaware, and Connecticut. Mercury, a claims adjustment company, was acquired by First Central in September, 1988.

Net Income - Earnings

     First Central reported net income for the three-month period ended March 31, 1995 of $1,472,501, or $0.25 per share primary and $0.23 per share fully diluted. The increase in net income of 18.6%, in comparison to the corresponding period ended March 31, 1994, is due primarily to increases in earned premiums and net investment income and a decrease in income tax expense offset in part by increases in loss and loss adjustment expenses incurred and a decrease in realized gains.

Premiums Written and Earned

     Direct written premiums increased $1,435,529 (8.7%), for the three-month period ended March 31, 1995, in comparison to the corresponding period of 1994. The increase in premium volume was a result of an expansion of First Central Insurance's markets into larger premium yielding lines. Although direct written premiums increased, net written premiums decreased $104,264 (0.7%) when compared to the corresponding period in 1994 due to a substantial increase in facultative reinsurance premiums resulting from First Central Insurance's efforts to write larger premium yielding lines.

     Net premiums earned increased $410,197 (3.3%), for the three-month period ended March 31, 1995, when compared to the same period in 1994. The increase for the three-month period is attributable to a reduction in the increase in unearned premiums from the corresponding period in 1994.

Net Investment Income; Realized Gains

     First Central's net investment income of $1,249,867 for the three-month period ended March 31, 1995 represents, a 6.8%, increase over the net investment income from the corresponding period of 1994. The increase in net investment income is primarily due to the increase in invested assets of approximately $12,000,000 since March 31, 1994, First Central's realized gains for the three-month period ended March 31, 1995 was $181,246 a decrease of 58.6%, over the same period ended March 31, 1994. The decrease in realized gains was a result of fewer opportunities during the three month period ended March 31, 1995 compared to the first three months in 1994 to realize gains from the sale of investments.

     At March 31, 1995 First Central held 40.7% of its invested assets in fixed maturities available-for-sale, 12.7% in fixed maturities held-to-maturity, 40.6% in equity securities (common and preferred stocks) and 6.0% in short-term investments (principally money markets). In comparison to December 31, 1994, First Central held 37.3% of its invested assets in fixed maturities available-for-sale, 12.1% in fixed maturities held-to-maturity, 40.0% in equity securities (common and preferred stocks) and 10.7% in short-term investments (principally money markets).

     At March 31, 1995, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $2,562,234. The unrealized loss is net of deferred taxes of $1,319,000. In comparison to December 31, 1994 the unrealized loss decreased $3,267,638 from $5,829,870 to $2,562,234 net of the change in deferred taxes of $1,684,000, primarily due to stronger stock market conditions experienced in 1995.

     Upon adoption of FASB Statement No. 115, the following is the investment classifications at March 31, 1995. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.


                                                                                         CHARGE TO
MARCH 31, 1995                              COST                 MARKET                   SURPLUS
- -------------------------------------------------------------------------------------------------------
Debt Securities:
 Held to Maturity                          11,068,491            11,067,774                        0
 Available for Sale                        37,149,088            35,438,674                1,710,414
 Trading Securities                                 0                     0                        0
                                    ------------------------------------------------------------------
                                           48,219,550            46,507,448                1,710,414
Equity Securities:
 Available for Sale                        37,511,038            35,340,217                2,170,820
 Trading Securities                                 0                     0                        0
                                                                                        ------------
 Less deferred taxes                                                                      (1,319,000)
                                                                                        ------------
Reduction of Shareholder's Equity & Investments                                          $ 2,562,234
                                                                                        ============


Loss and Loss Adjustment Expense

     During the three-month period ended March 31, 1995, incurred losses net of reinsurance increased by 0.1% respectively, when compared to the corresponding periods in 1994. The small increase in net incurred losses is a result of an increase in paid losses of $1,600,000 while a decrease in outstanding reserves of approximately $1,600,000 netting to a small change in losses incurred as of March 31, 1995 when compared to the three-month period ended March 31, 1994.

     During the three-month period ended March 31, 1995 incurred loss adjustment expenses, net of reinsurance, increased by 32.7% when compared to the corresponding periods in 1994. The increase in loss adjustment expenses is due to an increase in costs associated with claims and litigation primarily due to the increase of policies written over the last several years.

Underwriting Expenses

     Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement.

     Policy acquisition costs decreased by 0.7% for the three-months ended March 31, 1995, as compared to the corresponding period in 1994. Other operating expenses increased by 3.4% for the three-month period ended March 31, 1995 as compared to the corresponding period in 1994. The increase in operating expenses was primarily due to additional personnel.

Provision for Doubtful Accounts

     Provision for doubtful accounts decreased 72.5% for the three-month period ended March 31, 1995 compared to the corresponding period in 1994. This was primarily due to concentrated effort by the collection department on outstanding receivables.

Interest Expense

     Interest expense decreased 6.4% for the three-month period ended March 31, 1995 when compared to corresponding period in 1994. This decrease is due to the reduction in the principal amount outstanding of First Central's convertible subordinated debentures from $7,305,000 at March 31, 1994 to $6,505,000 at March 31, 1995.

Financing Activities

     For the three-month period ended March 31, 1995, net cash used in First Central's investing activities was approximately $3,481,296 as compared to approximately $4,937,668 from the comparable period in 1994. The decrease in cash used for investing activities was due to a net decrease in investments in equity securities and short term investments as offset by net increases in investments in fixed maturities and property plant and equipment. In January 1995, First Central Insurance completed the purchase of its home office for $4,000,000 in cash.

Liquidity and Capital Resources

     First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the three months ended March 31, 1995.

     Management is unaware of any trend which is reasonably likely to result in an increase or decrease in First Central's liquidity or its capital resources except that as the First Central Insurance's assets and investments have increased, the availability of investable funds have resulted in increased investment income and improved cash flow, and hence some increased liquidity of the First Central Insurance. The liquidity of the investment portfolio of an insurance company is important to its ability to maximize investment return which is a significant component of overall profitability.

     First Central funded its February 1, 1995 interest payments of $303,975 under its outstanding Debentures from the dividends it received from the First Central Insurance in the amount of $500,000.

Capital Commitments

     First Central has entered on May 4, 1994 into a Software License Agreement with The Wheatley Group, Ltd for a five year period.

     On January 17, 1995 First Central Insurance purchased the premises in which its corporate offices are located for a purchase price of $4,000,000 in cash. Prior to purchasing the building, Management analyzed the relative benefits and costs of the purchase verses, among other things, the renewal of (i) First Central Insurance's lease which was to expire on November 20, 1995 and (ii) Mercury's lease in the same building which was to expire on March 31, 1995. First Central's accountants, McGladrey & Pullen, LLP prepared a cost analysis report and the premises was appraised for $4,470,000.

                                    PART II

                               OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

A.       Exhibits

Exhibit
   No.                               Description

3.1 Certificate of Incorporation of First Central Financial Corporation ("First Central") a copy of which was filed with the Commission on December 6, 1984 as Exhibit 3.1 to First Central's Registration Statement on Form S-18 (Reg. No. 2-94804-NY) and is hereby incorporated herein by this reference).

3.2 Certificate of Amendment of Certificate of Incorporation of First Central dated the 30th day of November 1984 (a copy of which was filed with the Commission on December 10, 1984 as Exhibit 3.2 to First Central's Registration Statement on Form S-18 (Reg. No. 2-94804-NY) and is hereby incorporated herein by this reference).

3.3       Certificate  of Amendment of  Certificate  of  Incorporation  of First
          Central dated July 23, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 3.1 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

3.4 Amended and Restated By-Laws of First Central, dated as of May 18, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 3.2 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

4.1 Specimen copy of First Central's common stock certificate (a copy of which was filed with the Commission on December 10, 1984 as Exhibit
          4.1 to First Central's Registration Statement on Form S-1 (Reg. No. 2-94804-NY), and is hereby incorporated herein by this reference).

4.2 Specimen copy of First Central's 9% Convertible Subordinated Debenture Due 2000 (a copy of which was filed as Exhibit 4.2 to Registrant's Amendment No. 1 to its Registration Statement on Form S-1, Reg. No. 33-25264, and is hereby incorporated herein by this reference).

4.3 Indenture dated as of September 1, 1988 between First Central and United States Trust Company of New York as Trustee (a copy of which was filed with the Commission on October 31, 1988 as Exhibit 4.3 to First Central's Registration Statement on Form S-1 (Reg. No. 33-25264), and is hereby incorporated herein by this reference).

4.4 Form of Common Stock Purchase Warrant (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 4.4 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

4.5 Form of First Central's 1990 Stock Incentive Plan Stock Option (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
          4.5 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.1 Facultative Reinsurance Agreement dated September 25, 1987 between Munich American Reinsurance Company and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as
          Exhibit 10.8 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.2 Addendum No. 1 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated July 28, 1988 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.9 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.3 Addendum No. 2 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated January 1, 1989 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.10 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.4 Addendum No. 3 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated January 1, 1992 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.11 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.5 Addendum No. 4 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated June 18, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.12 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.6 Addendum No. 5 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated August 9, 1994 (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.6 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.7 Automobile Physical Damage Automatic Binding Agreement between First Central Insurance and National Reinsurance Corporation, dated December 6, 1994 (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.7 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.8 License Agreement dated September 30, 1989, between Policy Management Systems Corporation and First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.15 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.9 Sublease Agreement dated December 15, 1988 between First Central Insurance and Simon General (incorporated herein by reference to Exhibit 10.9 in First Central's Amendment No. 1 to its Registration Statement on Form S-1, Reg. No. 33-25264).

10.10 Addendum to Sublease dated October 1, 1993 between First Central Insurance and Simon General (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.17 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.11 Form of Indemnity Agreement (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.20 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.12 Agreement of Tax Allocation between First Central and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.21 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.13 Property Facultative Automatic Reinsurance Agreement between First Central Insurance and North American Reinsurance Corp., effective January 1, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.22 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.14 Subscription Agreement between First Central and The Trustees of General Electric Pension Trust ("G.E."), dated March 19, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
          10.23 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.15 Common Stock Purchase Warrant (Series B) issued by First Central to G.E., dated March 19, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.25 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.16 Subscription Agreement, dated April 16, 1993 between First Central and SBSF Funds, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.26 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.17 Common Stock Purchase Warrant (Series B) issued by First Central to Atwell dated April 16, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.28 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.18 Subscription Agreement, dated December 3, 1993 between First Central and GE (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.29 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.19 Common Stock Purchase Warrant (Series B) issued by First Central to GE, dated December 3, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.30 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.20 Stock Option, dated September 10, 1993, granted to Martin J. Simon by First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.31 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.21 Employment Agreement, dated as of March 18, 1994, by and between First Central and Martin J. Simon (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.32 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.22 Software License Agreement, dated May 4, 1994, between the Wheatley Group, Ltd. and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.33 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.23 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.34 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.24 Endorsement No. 1 of Agreement No. 3522-01002 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
          10.35 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.25 Investment Advisory Agreement, dated June 30, 1994 between First Central Insurance and Cramer Rosenthal McGlynn, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.36 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.26 Contract of Sale, dated October 18, 1994 between Lynbrook Court Associates and First Central Insurance (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.37 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.27 Subscription Agreement, dated August 19, 1994, between First Central and CRM Retirement Partners, L.P. ("CRM") (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.38 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.28 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.39 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.29 Subscription Agreement, dated August 19, 1994, between First Central and CRM (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.40 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.30 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.41 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.31 Subscription Agreement, dated September 2, 1994, between First Central and National Reinsurance Corp. (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.42 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.32 Common Stock Purchase Warrant (Series C) issued by First Central to National Reinsurance Corp, dated August 2, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.43 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.33 Employment Agreement, dated as of July 1, 1994 by and between First Central and Joan M. Locascio (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.37 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.34 Employment Agreement, dated as of July 1, 1994 by and between First Central and Harvey Mass (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.38 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.35 Employment Agreement, dated as of July 1, 1994 by and between First Central and Raymond F. Brancaccio (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.39 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.36 Employment Agreement, dated as of July 1, 1994 by and between First Central and Joel I. Dollinger (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.40 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.37 Employment Agreement, dated as of July 1, 1994 by and between First Central and Allan R. Goodman (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.41 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.38 Employment Agreement, dated as of July 1, 1994 by and between Mercury and Joseph P. Ciorciari (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.42 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

  *11     Computation of Per Share Earnings.

   21 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 Reg. No. 33-25264).

   27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).

- -------------
* filed herewith

B.        Reports on Form 8-K.

     There were no reports filed on Form 8-K during the three month period ended March 31, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST CENTRAL FINANCIAL CORPORATION

Dated:        May 12, 1995            By: /s/ Martin J. Simon
            ----------------          ------------------------------------------
                                          Martin J. Simon, President
                                          (Chief Executive Officer)



Dated:        May 12, 1995        By: /s/ Joan M. Locascio
            ----------------          ------------------------------------------
                                     Joan M. Locascio, Treasurer, Vice President
                                     (Chief Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
   No.                                 Description

 3.1 Certificate of Incorporation of First Central Financial Corporation ("First Central") a copy of which was filed with the Commission on December 6, 1984 as Exhibit 3.1 to First Central's Registration Statement on Form S-18 (Reg. No. 2-94804-NY) and is hereby incorporated herein by this reference).

 3.2 Certificate of Amendment of Certificate of Incorporation of First Central dated the 30th day of November 1984 (a copy of which was filed with the Commission on December 10, 1984 as Exhibit 3.2 to First Central's Registration Statement on Form S-18 (Reg. No. 2-94804-NY) and is hereby incorporated herein by this reference).

 3.3      Certificate  of Amendment of  Certificate  of  Incorporation  of First
          Central dated July 23, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 3.1 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 3.4 Amended and Restated By-Laws of First Central, dated as of May 18, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 3.2 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 4.1 Specimen copy of First Central's common stock certificate (a copy of which was filed with the Commission on December 10, 1984 as Exhibit
          4.1 to First Central's Registration Statement on Form S-1 (Reg. No. 2-94804-NY), and is hereby incorporated herein by this reference).

 4.2 Specimen copy of First Central's 9% Convertible Subordinated Debenture Due 2000 (a copy of which was filed as Exhibit 4.2 to Registrant's Amendment No. 1 to its Registration Statement on Form S-1, Reg. No. 33-25264, and is hereby incorporated herein by this reference).

 4.3 Indenture dated as of September 1, 1988 between First Central and United States Trust Company of New York as Trustee (a copy of which was filed with the Commission on October 31, 1988 as Exhibit 4.3 to First Central's Registration Statement on Form S-1 (Reg. No. 33-25264), and is hereby incorporated herein by this reference).

 4.4 Form of Common Stock Purchase Warrant (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 4.4 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 4.5 Form of First Central's 1990 Stock Incentive Plan Stock Option (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
          4.5 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.1 Facultative Reinsurance Agreement dated September 25, 1987 between Munich American Reinsurance Company and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as
          Exhibit 10.8 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.2 Addendum No. 1 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated July 28, 1988 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.9 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.3 Addendum No. 2 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated January 1, 1989 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.10 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.4 Addendum No. 3 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated January 1, 1992 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.11 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.5 Addendum No. 4 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated June 18, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.12 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.6 Addendum No. 5 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated August 9, 1994 (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.6 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.7 Automobile Physical Damage Automatic Binding Agreement between First Central Insurance and National Reinsurance Corporation, dated December 6, 1994 (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.7 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.8 License Agreement dated September 30, 1989, between Policy Management Systems Corporation and First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.15 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.9 Sublease Agreement dated December 15, 1988 between First Central Insurance and Simon General (incorporated herein by reference to Exhibit 10.9 in First Central's Amendment No. 1 to its Registration Statement on Form S-1, Reg. No. 33-25264).

10.10 Addendum to Sublease dated October 1, 1993 between First Central Insurance and Simon General (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.17 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.11 Form of Indemnity Agreement (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.20 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.12 Agreement of Tax Allocation between First Central and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.21 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.13 Property Facultative Automatic Reinsurance Agreement between First Central Insurance and North American Reinsurance Corp., effective January 1, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.22 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.14 Subscription Agreement between First Central and The Trustees of General Electric Pension Trust ("G.E."), dated March 19, 1993 (a copy of which was filed with the Commission on

          August 15, 1994 as Exhibit 10.23 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.15 Common Stock Purchase Warrant (Series B) issued by First Central to G.E., dated March 19, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.25 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.16 Subscription Agreement, dated April 16, 1993 between First Central and SBSF Funds, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.26 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.17 Common Stock Purchase Warrant (Series B) issued by First Central to Atwell dated April 16, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.28 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.18 Subscription Agreement, dated December 3, 1993 between First Central and GE (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.29 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.19 Common Stock Purchase Warrant (Series B) issued by First Central to GE, dated December 3, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.30 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.20 Stock Option, dated September 10, 1993, granted to Martin J. Simon by First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.31 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.21 Employment Agreement, dated as of March 18, 1994, by and between First Central and Martin J. Simon (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.32 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.22 Software License Agreement, dated May 4, 1994, between the Wheatley Group, Ltd. and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.33 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.23 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.34 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.24 Endorsement No. 1 of Agreement No. 3522-01002 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
          10.35 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.25 Investment Advisory Agreement, dated June 30, 1994 between First Central Insurance and Cramer Rosenthal McGlynn, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.36 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.26 Contract of Sale, dated October 18, 1994 between Lynbrook Court Associates and First Central Insurance (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.37 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.27 Subscription Agreement, dated August 19, 1994, between First Central and CRM Retirement Partners, L.P. ("CRM") (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.38 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.28 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.39 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.29 Subscription Agreement, dated August 19, 1994, between First Central and CRM (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.40 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.30 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.41 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.31 Subscription Agreement, dated September 2, 1994, between First Central and National Reinsurance Corp. (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.42 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.32 Common Stock Purchase Warrant (Series C) issued by First Central to National Reinsurance Corp, dated August 2, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.43 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

10.33 Employment Agreement, dated as of July 1, 1994 by and between First Central and Joan M. Locascio (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.37 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.34 Employment Agreement, dated as of July 1, 1994 by and between First Central and Harvey Mass (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.38 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.35 Employment Agreement, dated as of July 1, 1994 by and between First Central and Raymond F. Brancaccio (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.39 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.36 Employment Agreement, dated as of July 1, 1994 by and between First Central and Joel I. Dollinger (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.40 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.37 Employment Agreement, dated as of July 1, 1994 by and between First Central and Allan R. Goodman (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.41 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

10.38 Employment Agreement, dated as of July 1, 1994 by and between Mercury and Joseph P. Ciorciari (a copy of which was filed with the Commission on March 31, 1995 as Exhibit 10.42 to First Central's Annual Report on Form 10-K and is hereby incorporated by this reference).

  *11     Computation of Per Share Earnings.

   21 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 Reg. No. 33-25264).

   27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).

- -------------------------
*  filed herewith