Form 10-Q
period 1995-06-30
FIRST CENTRAL FINANCIAL CORP
filed 1995-08-14
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended June 30, 1995


                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



For the transition period from ---------------  to ---------------



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
                              (516) 593-7070
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                          Shares Outstanding at August 11, 1995
         Title of Class                      (excluding 595,404 treasury shares)
--------------------------------------    -------------------------------------
Common Stock, Par Value $.10 Per Share                 5,991,108

                               TABLE OF CONTENTS

                      PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
ITEM I  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .    1

        Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .    1

        Consolidated Statements of Income  . . . . . . . . . . . . . .    3

        Consolidated Statements of Changes in Shareholders' Equity . .    4

        Consolidated Statements of Cash Flows . . . . . . . . .  . . .    5

        Notes to Financial Statements  . . . . . . . . . . . . . . . .    6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . .    7


                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   10

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                  PART I

                           FINANCIAL INFORMATION


ITEM 1.   Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets


                                                                 June 30,         December 31,
                                                                   1995              1994
                                                               ------------      ------------
                                                               (Unaudited)             *
ASSETS

 Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1995 - $34,873,901;
       1994 - $33,426,715)                                      $33,778,461       $30,574,904
      Equity securities, (cost: 1995 - $33,116,250;
       1994 - $38,782,895)                                       32,582,529        32,801,833
  Securities held-to-maturity at amortized cost (market:
      1995 - $17,031,815; 1994 - $9,870,326)                     16,731,307         9,937,037
  Short-term investments, at cost, which approximates
    market                                                        8,322,870         8,759,364
                                                               ------------      ------------
      Total Investments                                          91,415,167        82,073,138

  Cash                                                            1,038,644           409,612
  Accrued investment income                                         879,768           944,470
  Agents' balances, less allowance for doubtful accounts
     (1995 - $1,495,387; 1994 - $1,321,936)                      18,374,732        15,202,267
  Reinsurance  receivables  on unpaid  losses                    22,769,139        24,589,577
  Reinsurance  receivables  on paid  losses                         343,795           243,504
  Prepaid  reinsurance  premiums                                  7,953,051         1,973,997
  Federal income taxes  recoverable                                       0           154,262
  Other  receivables                                                509,938           139,444
  Deferred  policy  acquisition  costs                            7,072,392         7,339,084
  Deferred  debenture  costs                                        486,897           541,696
  Deferred income taxes                                           4,399,000         6,280,000
  Property, plant and equipment less accumulated depreciation
     (1995 - $1,808,340; 1994 - $1,562,814)                       4,865,047         1,045,799
  Other Assets                                                      414,835           791,730
                                                               ------------      ------------
                                                               $160,522,405      $141,728,580
                                                               ============      ============

* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets


                                                                June 30,         December 31,
                                                                  1995              1994
                                                              ------------      ------------
                                                              (Unaudited)             *
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                                $ 68,372,927      $ 66,499,524
 Unpaid loss adjustment expenses                                 7,866,576         7,016,895
 Unearned premiums                                              37,740,293        32,529,415
                                                              ------------      ------------
   Total Policy Liabilities                                    113,979,796       106,045,834

Funds held for reinsurance treaty                                3,848,451
Reinsurance  payable                                               344,481           503,684
Obligation under capital leases                                                       84,744
Convertible  subordinated  debentures                            6,505,000         6,755,000
Federal income taxes payable                                        72,116
Other liabilities                                                1,021,102         1,101,335
                                                               ------------      ------------
   Total Liabilities                                            125,770,867       114,490,597
                                                               ------------      ------------

Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1995 -
  6,576,512 shares; 1994 - 6,576,512 shares)                        657,652           657,652
 Additional paid-in capital                                      13,139,551        13,139,551
 Net unrealized depreciation on securities available-
  for-sale, net of deferred taxes of (1995 -
  $554,000; 1994 $3,003,000)                                     (1,075,161)       (5,829,873)

 Retained earnings                                               26,112,513        23,189,795
                                                               ------------      ------------
                                                                 38,834,555        31,157,125

Less treasury stock, at cost (1995 - 595,404
 shares; 1994 - 572,404 shares)                                  (4,083,017)       (3,919,142)
                                                               ------------      ------------
   Total Shareholders' Equity                                    34,751,538        27,237,983
                                                               ------------      ------------
                                                               $160,522,405      $141,728,580
                                                               ============      ============



* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income


                                           Six Months Ended June 30,      Three Months Ended June 30,
                                              1995           1994            1995           1994
                                           -----------    -----------     -----------    -----------
                                           (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenues

Premiums Written - Direct                  $38,382,994    $35,432,516     $20,492,252    $18,977,303
Reinsurance ceded                          (12,989,372)    (5,032,663)     (9,668,076)    (3,251,160)
                                           -----------    -----------     -----------    -----------
     Net Premiums Written                   25,393,622     30,399,853      10,824,176     15,726,143
(Increase) Decrease in unearned premiums       768,176     (5,891,612)      2,514,061     (3,631,266)
                                           -----------    -----------     -----------    -----------
     Net Premiums Earned                    26,161,798     24,508,241      13,338,237     12,094,877

Net investment income                        2,557,582      2,292,656       1,307,715      1,121,861
Realized gain (loss) on investments            544,860        811,248         363,614        373,174
Claims adjusting revenues                      303,930        291,484         155,417        125,958
Rental income                                  286,938              0         157,193          -
                                           -----------    -----------     -----------    -----------
          Total Revenues                    29,855,108     27,903,629      15,322,211     13,715,870
                                           -----------    -----------     -----------    -----------

Expenses

Losses                                      12,376,093     11,656,023       6,458,400      5,745,150
Loss  adjustment  expense                    3,734,193      2,926,542       1,709,823      1,401,110
Policy  acquisition  costs                   6,446,583      6,338,843       3,199,326      3,069,119
Interest  expense                              304,450        307,625         152,922        145,728
Doubtful accounts                              617,429        616,803         529,847        298,447
Other operating expenses                     2,092,220      2,278,185         828,719      1,056,299
                                           -----------    -----------     -----------    -----------
          Total Expenses                    25,570,968     24,124,021      12,879,037     11,715,853
                                           -----------    -----------     -----------    -----------

Income Before Income Taxes                   4,284,140      3,779,608       2,443,139      2,000,017

Federal and State Income Taxes                 999,500        907,300         631,000        369,000
                                           -----------    -----------     -----------    -----------
          Net Income                       $ 3,284,640    $ 2,872,308     $ 1,812,139    $ 1,631,017
                                           ===========    ===========     ===========    ===========

Per Share Data:

  Net Income:
   Primary                                    $0.55          $0.50           $0.30          $0.28
                                              =====          =====           =====          =====
   Fully Diluted                              $0.50          $0.46           $0.27          $0.26
                                              =====          =====           =====          =====
  Cash Dividends Paid                         $0.060         $0.050          $0.030         $0.025
                                              ======         ======          ======         ======


The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                        Six Months Ended June 30, 1995
                                (Unaudited)

                                                                    Net Unrealized
                                                                    Depreciation on
                                                     Additional       Securities
                                    Common Stock       Paid-in        Available       Retained     Treasury Stock
                                  Shares    Amount     Capital        For Sale        Earnings    Shares     Amount        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994*  6,576,512  $657,652  $13,139,551    $(5,829,873)    $23,189,795  572,404  $(3,919,142)  $27,237,983

Add (deduct):

Net income                                                                            3,284,640                           3,284,640

Cash dividends declared
 (.03 per share)                                                                       (361,922)                           (361,922)

Purchase shares of treasury
 stock                                                                                            23,000     (163,875)     (163,875)

Decrease in unrealized
 depreciation                                                         4,754,712                                           4,754,712
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1995           6,576,512  $657,652  $13,139,551    $(1,075,161)    $26,112,513  595,404  $(4,083,017)  $34,751,538
====================================================================================================================================

* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                    Six Months Ended June 30,
                                                                      1995            1994
                                                                   ----------      -----------
                                                                   (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net Income                                                         $  3,284,640   $  2,872,308
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs                   7,339,084      6,451,030
  Provision for depreciation and amortization                           306,208        278,213
  Provision for losses on uncollectible agents' balances                617,429        318,356
  Net realized investment (gains)                                      (544,860)      (811,249)
  Provision for deferred federal income taxes                          (568,000)      (875,000)
  Changes in operating assets and liabilities
    Decrease in accrued investment income                                64,702        167,820
    Decrease (increase) in agents' balances and unearned premiums    (4,558,070)     1,171,183
    Decrease in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverable                            4,443,231      6,459,317
    Deferred policy acquisition costs                                (7,072,392)    (7,257,586)
    Other items, net                                                  3,403,659       (138,399)
                                                                   ------------   ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           6,715,631      8,912,791
                                                                   ------------   ------------
INVESTING ACTIVITIES

Purchases of fixed maturities                                       (23,746,114)    (5,656,475)
Sales and maturities of fixed maturities                             15,575,041     13,802,970
Purchases of equity securities                                       (9,861,954)   (20,411,851)
Sales of equity securities                                           16,034,250     14,080,667
Net sales (purchases) sales of short-term investments                   436,494     (9,906,171)
Purchases of property, plant and equipment                           (3,663,775)      (158,672)
                                                                   ------------   ------------
  NET CASH USED IN INVESTING ACTIVITIES                              (5,226,058)    (8,249,532)
                                                                   ------------   ------------
FINANCING ACTIVITIES

Reduction of Convertible Subordinated Debentures                       (250,000)      (810,000)
Proceeds from issuance of shares of common stock                              0              0
Principal payments on capital lease obligations                         (84,744)       (78,249)
Cash dividend paid                                                     (361,922)      (302,106)
Purchases of treasury stock                                            (163,875)       (29,917)
                                                                   ------------   ------------
  NET CASH USED IN FINANCING ACTIVITIES                                (860,541)    (1,220,272)
                                                                   ------------   ------------
INCREASE IN CASH                                                        629,032       (557,013)
CASH AT BEGINNING OF YEAR                                               409,612      1,099,729
                                                                   ------------   ------------
CASH AT END OF YEAR                                                $  1,038,644   $    542,716
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

    Interest                                                       $    313,445   $    367,000
                                                                   ============   ============
    Income Taxes                                                   $  1,349,160   $  2,271,000
                                                                   ============   ============


The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995


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

2. PER SHARE DATA

     Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

     For the six-month periods ended June 30,




                                           Basic        Primary        Fully Diluted
                                           -----        -------        -------------
1995. . . . . . . . . . . . . . . . . .  5,966,425     6,019,334         6,922,153

1994. . . . . . . . . . . . . . . . . .  5,743,483     5,783,311         6,742,545




3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:





Land .................................. $ 1,000,000
Building ..............................   3,022,289
Equipment .............................   2,651,098
                                          ---------
Sub-total .............................   6,673,387
                                          ---------
Less accumulated depreciation .........   1,808,340
                                          ---------
Total ................................. $ 4,865,047
                                        ===========

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

Net Income - Earnings

     First Central reported net income for the three and six-month periods ended June 30, 1995 of $1,812,139 or $0.30 per share primary and $0.27 per share fully diluted, and $3,284,640, or $0.55 per share primary and $0.50 per share fully diluted. The increase in net income of 11.1% and 14.4%, for the three and six month periods ended June 30, 1995 in comparison to the corresponding periods ended June 30, 1994, is due primarily to increases in earned premiums and net investment income offset in part by increases in loss and loss adjustment expenses incurred and a decrease in realized gains.

Premiums Written and Earned

     Direct written premiums increased $1,514,949 (8.0%) and $2,950,478 (8.3%), for the three and six-month periods ended June 30, 1995, in comparison to the corresponding period of 1994. The increase in premium volume was a result of an expansion of First Central Insurance's markets into larger premium yielding lines. Although direct written premiums increased, net written premiums decreased $4,901,967 (31.2%) and $5,006,231 (16.5%) when compared to the corresponding period in 1994 due to a substantial increase in reinsurance premiums.

     Ceded premiums increased  $6,416,916  (197.4%) and $7,956,709  (158.1%) for the three and six month periods ended June 30, 1995 when compared to the corresponding periods ended June 30, 1994. The increase in ceded premiums were due to a change in the company's reinsurance treaty as of April 1, 1995. The endorsement to the reinsurance treaty changed the calculation of reinsurance premium from a percentage of earned premiums to a percentage of written premiums although reinsurance premiums will continue to be paid when earned. The effect of this endorsement is a change in the manner by which the Company accounts for reinsurance ceded resulting in a decrease in net premiums written and a decrease in unearned premiums. The endorsement also produces a liability; Funds held for reinsurance treaty of $3,848,451 at June 30, 1995.

     Net premiums earned increased $1,243,360 (10.3%) and $1,653,557 (6.7%), for the three and six-month periods ended June 30, 1995, when compared to the same period in 1994. The increase for the three and six-month periods is attributable to the increase in direct written premiums.

Net Investment Income; Realized Gains

     First Central's net investment income of $1,307,715 and $2,557,582 for the three and six-month periods ended June 30, 1995 respectively, represent a 16.6% and 11.6%, increase over the net investment income from the corresponding periods of 1994. The increase in net investment income is primarily due to the increase in invested assets of approximately $13,800,000 since June 30, 1994. First Central's realized gains for the three and six-month periods ended June 30, 1995 were $363,614 and $544,860 respectively, a decrease of 2.6% and 32.8%, over the same period ended June 30, 1994. The decrease in realized gains was a result of fewer opportunities to realize gains from the sale of investments during the six month period ended June 30, 1995 compared to the first six months in 1994.

     At June 30, 1995 First Central held 46.1% of its invested assets in fixed maturities available-for-sale, 18.3% in fixed maturities held-to-maturity, and 35.6% in equity securities (common and preferred stocks) available for sale. In comparison to December 31, 1994, First Central held 48.0% of its invested assets in fixed maturities available-for-sale, 12.1% in fixed maturities held-to-maturity, 40.0% in equity securities (common and preferred stocks) available for sale.

     At June 30, 1995, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $722,990. The unrealized loss is net of deferred taxes of $372,450. In comparison to December 31, 1994 the unrealized loss decreased $4,754,709 from $5,829,870 to $1,075,161 net of the change in deferred taxes of $2,449,000, primarily due to stronger market conditions experienced in 1995.

     Upon adoption of FASB Statement No. 115, the following is the investment classifications at June 30, 1995. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.





                                                              CHARGE TO
JUNE 30, 1995                COST            MARKET             SURPLUS
------------------------------------------------------------------------
Debt Securities:
 Held to Maturity       16,731,307        17,031,815                   0
 Available for Sale     43,196,771        42,101,331           1,095,440
 Trading Securities              0                 0                   0
                        ------------------------------------------------

Equity Securities:
 Available for Sale     33,116,250        32,582,589             533,720
 Trading Securities              0                 0                   0
                                                             -----------
 Less deferred taxes                                            (554,000)
                                                             -----------
Reduction of Shareholder's Equity & Investments              $ 1,075,160
                                                             ===========


Loss and Loss Adjustment Expense

     During the three and six-month periods ended June 30, 1995, incurred losses net of reinsurance increased by 12.4% and 6.2% respectively, when compared to the corresponding periods in 1994. The increase in net incurred losses is a result of an increase in paid losses of approximately $2,500,000 while a decrease in outstanding reserves of approximately $1,800,000 netting to a change in losses incurred of approximately $700,000 as of June 30, 1995 when compared to the six-month period ended June 30, 1994.

     During the three and six-month periods ended June 30, 1995 incurred loss adjustment expenses, net of reinsurance, increased by 22.0% and 27.6% when compared to the corresponding periods in 1994. The increase in loss adjustment expenses is due to an increase in costs associated with claims and litigation primarily due to the increase of policies written over the last several years.

Underwriting Expenses

     Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement.

     Policy acquisition costs increased by 4.2% and 1.7% for the three and six-months ended June 30, 1995 respectively, as compared to the corresponding period in 1994. Other operating expenses decreased by 21.5% and 8.2% for the three and six-month periods ended June 30, 1995 as compared to the corresponding period in 1994.

Provision for Doubtful Accounts

     Provision for doubtful accounts increased 77.5% and 0.1% for the three and six-month periods ended June 30, 1995 compared to the corresponding period in 1994. The increase for the three month period was primarily due to an audit with respect to one workers' compensation policy.

Interest Expense

     Interest expense increased 4.9% and decreased 1.0% for the three and six-month periods ended June 30, 1995 when compared to corresponding period in 1994. This decrease is due to the reduction in the principal amount outstanding of First Central's convertible subordinated debentures (the "Debentures") from $7,005,000 at June 30, 1994 to $6,505,000 at June 30, 1995.

Financing Activities

     For the six-month period ended June 30, 1995, net cash used in First Central's investing activities was approximately $5,226,058 as compared to approximately $8,249,532 from the comparable period in 1994. The decrease in cash used for investing activities was due to a net decrease in investments in equity securities and short term investments as offset by net increases in investments in fixed maturities and property plant and equipment. In January 1995, First Central Insurance completed the purchase of its home office for $4,000,000 in cash.

Liquidity and Capital Resources

     First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the six months ended June 30, 1995.

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

     First Central funded its February 1, 1995 interest payment of $303,975 and August 1, 1995 interest payment of $292,725 under its outstanding Debentures from the dividends it received from the First Central Insurance in the amount of $1,500,000.

Capital Commitments

     Neither the Company nor its subsidiaries made any material commitment for capital expenditures.

                                  PART II

                             OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

A.   Exhibits

Exhibit
  No.                                Description
-------                              -----------

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

*27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).


-------------------------
*  filed herewith

 B.  Reports on Form 8-K.

     There were no reports filed on Form 8-K during the three and six-month periods ended June 30, 1995.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST CENTRAL FINANCIAL CORPORATION

Dated:   August 11, 1995          By: /s/ Martin J. Simon
       --------------------          -------------------------------
                                     Martin J. Simon, President
                                     (Chief Executive Officer)


Dated:   August 11, 1995          By: /s/ Joan M. Locascio
       --------------------          -------------------------------
                                     Joan M. Locascio, Treasurer, Vice President
                                     (Chief Financial and Accounting Officer)