Form 10-Q
period 1995-09-30
FIRST CENTRAL FINANCIAL CORP
filed 1995-11-14
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _________________

                         Commission file number 1-9138

                      FIRST CENTRAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                   11-2648222
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   266 Merrick Road, Lynbrook, New York 11563
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (516) 593-7070

              (Registrant's telephone number, including area code)

         Indicate by check mark whether (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Shares Outstanding at November 13, 1995
       Title of Class                     (excluding 595,404 treasury shares)
--------------------------------------  ----------------------------------------
Common Stock, Par Value $.10 Per Share                5,993,608

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .   1

        Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .  1

        Consolidated Statements of Income. . . . . . . . . . . . . . . . .  3

        Consolidated Statements of Changes in Shareholders' Equity . . . .  4

        Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .  5

        Notes to Financial Statements. . . . . . . . . . . . . . . . . . .  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .  7


                        PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  11

        SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.           Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets

                                                                             September 30,           December 31,
                                                                                 1995                    1994
                                                                         ---------------------   ---------------------
                                                                              (Unaudited)                  *
ASSETS
Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1995 - $37,053,596;
      1994 - $33,426,715)                                                        $ 36,187,794            $ 30,574,904
      Equity securities, (cost: 1995 - $28,776,008;
      1994 - $38,782,895)                                                          29,107,951              32,801,833
  Securities held-to-maturity at amortized cost (market:
      1995 - $22,613,770; 1994 - $9,870,326)                                       22,353,359               9,937,037
  Short-term investments, at cost, which approximates
    market                                                                          7,866,437               8,759,364
                                                                                 -------------           -------------
      Total Investments                                                            95,515,541              82,073,138

  Cash                                                                              2,890,256                 409,612
  Accrued investment income                                                         1,060,108                 944,470
  Agents' balances, less allowance for doubtful accounts
   (1995 - $1,333,424; 1994 - $1,321,936)                                          16,267,546              15,202,267
  Reinsurance receivables on unpaid losses                                         21,122,181              24,589,577
  Reinsurance receivables on paid losses                                            1,496,494                 243,504
  Prepaid reinsurance premiums                                                      8,102,745               1,973,997
  Federal income taxes recoverable                                                    170,225                 154,262
  Other receivables                                                                   246,237                 139,444
  Deferred policy acquisition costs                                                 6,976,014               7,339,084
  Deferred debenture costs                                                            468,950                 541,696
  Deferred income taxes                                                             4,108,000               6,280,000
  Property, plant and equipment less accumulated depreciation
   (1995 - $1,932,263; 1994 - $1,562,814)                                           4,763,312               1,045,799
  Other Assets                                                                        418,339                 791,730
                                                                                 -------------           -------------
                                                                                 $163,605,948            $141,728,580
                                                                                 =============           =============


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Balance Sheets

                                                                 September 30,                  December 31,
                                                                      1995                          1994
                                                              --------------------          --------------------
                                                                  (Unaudited)                        *

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                                      $ 70,007,354                  $ 66,499,524
 Unpaid loss adjustment expenses                                       7,913,625                     7,016,895
 Unearned premiums                                                    36,489,516                    32,529,415
                                                                    --------------                --------------
   Total Policy Liabilities                                          114,410,495                   106,045,834

Funds held for reinsurance treaty                                      3,714,080                             0
Reinsurance payable                                                    1,312,789                       503,684
Obligation under capital leases                                                0                        84,744
Convertible subordinated debentures                                    6,505,000                     6,755,000
Other liabilities                                                        780,581                     1,101,335
                                                                    --------------                --------------
   Total Liabilities                                                 126,722,945                   114,490,597
                                                                    --------------                --------------
Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1995 -
  6,576,512 shares; 1994 - 6,576,512 shares)                             658,902                       657,652
 Additional paid-in capital                                           13,209,395                    13,139,551
 Net unrealized depreciation on securities available-
  for-sale, net of deferred taxes of (1995 -
  $181,000; 1994 $3,003,000)                                            (352,859)                   (5,829,873)

 Retained earnings                                                    27,450,582                    23,189,795
                                                                    --------------                --------------
                                                                      40,966,020                    31,157,125
Less treasury stock, at cost (1995 - 595,404
 shares; 1994 - 572,404 shares)                                       (4,083,017)                   (3,919,142)
                                                                    --------------                --------------
   Total Shareholders' Equity                                         36,883,003                    27,237,983
                                                                    --------------                --------------
                                                                    $163,605,948                  $141,728,580
                                                                    ==============                ==============


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income

                                                   Nine Months Ended September 30,              Three Months Ended September 30,
                                                       1995                 1994                    1995                  1994
                                                ------------------   ------------------      -------------------   ----------------
                                                   (Unaudited)          (Unaudited)              (Unaudited)          (Unaudited)
Revenues
Premiums Written - Direct                           $ 55,166,749          $48,283,709              $16,783,755         $12,851,193
Reinsurance ceded                                    (17,322,170)          (7,283,227)              (4,332,798)         (2,250,564)
                                                    --------------        -------------            -------------       -----------
     Net Premiums Written                             37,844,579           41,000,482               12,450,957          10,600,629
Decrease (Increase) in unearned
   premiums                                            2,168,647           (4,026,442)               1,400,471           1,865,170
                                                    --------------        -------------            -------------       ------------
     Net Premiums Earned                              40,013,226           36,974,040               13,851,428          12,465,799

Net investment income                                  3,734,116            3,482,211                1,176,534           1,189,555
Realized gain on investments                             974,122              908,414                  429,262              97,166
Claims adjusting revenues                                469,880              402,765                  165,950             111,281
Rental income                                            153,568                    0                (133,370)                   0
                                                    --------------        -------------            -------------       ------------
          Total Revenues                              45,344,912           41,767,430               15,489,804          13,863,801
                                                    --------------        -------------            -------------       ------------

Expenses

Losses                                                19,248,378           17,154,085                6,872,285            5,498,062
Loss adjustment expense                                5,889,709            4,379,999                2,155,516            1,453,457
Policy acquisition costs                               9,908,330            9,504,552                3,461,747            3,165,709
Interest expense                                         451,698              486,294                  147,248              178,669
Doubtful accounts                                        618,122              682,770                      693               65,967
Other operating expenses                               2,828,180            3,413,118                  735,960            1,134,933
                                                    --------------        -------------            -------------       ------------
          Total Expenses                              38,944,417           35,620,818               13,373,449           11,496,797
                                                    --------------        -------------            -------------      -------------

Income Before Income Taxes                             6,400,495            6,146,612                2,116,355            2,367,004

Federal and State Income Taxes                         1,597,000            1,792,000                  597,500              884,700
                                                    --------------        -------------            -------------      -------------

          Net Income                                $  4,803,495          $ 4,354,612              $ 1,518,855          $ 1,482,304
                                                    ==============        =============            =============      =============

Per Share Data:

  Net Income:
   Primary                                            $0.80                $0.75                    $0.25                $0.25
                                                      =====                =====                    =====                =====

   Fully Diluted                                      $0.74                $0.69                    $0.24                $0.23
                                                      =====                =====                    =====                =====

  Cash Dividends Paid                                 $0.09                $0.075                   $0.03                $0.025
                                                      =====                ======                   =====                ======

The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                      Nine Months Ended September 30, 1995
                                  (Unaudited)




                                                                     Net Unrealized
                                                                     Depreciation on
                                                           Additional   Securities
                                        Common  Stock       Paid-In     Available      Retained     Treasury Stock
                                      Shares     Amount     Capital      For Sale      Earnings     Shares   Amount      Total
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994*      6,576,512  $657,652    $13,139,551   $(5,829,873)  $23,189,795 572,404  $(3,919,142) $27,237,983

Add (deduct):

 Net income                                                                             4,803,495                         4,794,495

 Cash dividends declared (.03 per share)                                                 (542,708)                         (542,708)

 Purchase shares of treasury stock                                                                 23,000     (163,875)    (163,875)

 Decrease in unrealized depreciation                                      5,477,014                                       5,477,014

 Issuance of additional shares         12,500     1,250        69,844                                                        71,094

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995      6,589,012  $658,902   $13,209,395     $(352,859)  $27,450,582 595,404  $(4,083,017) $36,883,003
===================================================================================================================================


* The balance sheet at December 31, 1994 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended September 30,
                                                                                      1995                         1994
                                                                               -------------------          -------------------
                                                                                   (Unaudited)                  (Unaudited)

OPERATING ACTIVITIES

Net Income                                                                          $  4,803,495                  $  4,354,612
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs                                    7,339,084                     6,451,030
  Provision for depreciation and amortization                                            451,020                       383,881
  Provision for losses on uncollectible agents' balances                                 618,123                       318,356
  Net realized investment (gains)                                                       (974,122)                     (908,413)
  Provision for deferred federal income taxes                                           (650,000)                     (884,000)
  Changes in operating assets and liabilities
    Decrease in accrued investment income                                               (115,638)                      182,040
    Decrease (increase) in agents' balances and unearned premiums                     (3,852,049)                    2,014,581
    Decrease in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverable                                             6,618,966                     8,166,775
    Deferred policy acquisition costs                                                 (6,976,014)                   (6,857,821)
    Other items, net                                                                   4,027,057                       120,834

                                                                                    --------------                --------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           11,289,922                    13,341,875
                                                                                    --------------                --------------

INVESTING ACTIVITIES

Purchases of fixed maturities                                                        (38,823,055)                  (10,338,914)
Sales and maturities of fixed maturities                                              22,708,657                    16,390,279
Purchases of equity securities                                                       (13,373,837)                  (29,113,546)
Sales of equity securities                                                            24,442,226                    19,085,586
Net sales (purchases) sales of short-term investments                                    892,927                    (9,224,204)
Purchases of property, plant and equipment                                            (3,685,963)                     (276,029)
                                                                                    --------------                ---------------
  NET CASH USED IN INVESTING ACTIVITIES                                               (7,839,045)                  (13,476,828)
                                                                                    --------------                --------------
FINANCING ACTIVITIES

Reduction of Convertible Subordinated Debentures                                        (250,000)                   (1,060,000)
Proceeds from issuance of shares of common stock                                          71,094                     1,169,995
Principal payments on capital lease obligations                                          (84,744)                     (118,559)
Cash dividend paid                                                                      (542,708)                     (448,567)
Purchases of treasury stock                                                             (163,875)                      (29,917)
                                                                                    --------------                --------------
 NET CASH USED IN FINANCING ACTIVITIES                                                  (970,233)                     (487,048)
                                                                                    --------------                --------------

INCREASE IN CASH                                                                       2,480,644                      (622,001)

CASH AT BEGINNING OF YEAR                                                                409,612                     1,099,729
                                                                                    --------------                --------------
CASH AT END OF YEAR                                                                 $  2,890,256                  $    477,728
                                                                                    ==============                ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

     Interest                                                                            609,000                  $    689,000
                                                                                    ==============                ==============
     Income Taxes                                                                      2,237,000                  $  3,620,000
                                                                                    ==============                ==============

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995


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

2. PER SHARE DATA

         Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

         For the nine-month periods ended September 30,

                                        Basic                 Primary              Fully Diluted
                                        -----                 -------              -------------
        1995......................    5,990,098              6,045,006               6,894,821

        1994......................    5,801,698              5,844,186               6,755,875

3. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


           Land                                        $1,000,000
           Building                                     3,037,913
           Equipment                                    2,657,612
                                                       -----------
           Sub-total                                    6,695,575
                                                       -----------
           Less accumulated depreciation                1,932,263
                                                       -----------
           Total                                       $4,763,312
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

Net Income - Earnings

         First Central reported net income for the three and nine-month periods ended September 30, 1995 of $1,518,855 or $0.25 per share primary and $0.24 per share fully diluted, and $4,803,495, or $0.80 per share primary and $0.74 per share fully diluted. During the three month period ended September 30, 1995, the increase over the corresponding period of 1994 in total revenues, derived primarily from increases in earned premiums and realized gains, was offset by an increase over the corresponding period of 1994 in total expenses resulting from increases in loss, loss adjustment expense and policy acquisition costs. As a result, income before taxes was $2,116,355 compared to $2,367,004 for the prior period. However, net income after taxes for the three month period ended September 30, 1995 increased 2.5% in comparison to the three month period ended September 30, 1994 due to a decrease in income taxes. During the three month period ended September 30, 1995, First Central derived a significant tax benefit from the reinsurance endorsement change described in "Premiums Written and Earned" below. The increase in net income of 10.3% for the nine month period ended September 30, 1995 in comparison to the corresponding period ended
September 30, 1994, is due primarily to increases in earned premiums and realized gains, offset in part by increases in loss, loss adjustment expense and policy acquisition costs as well as the decrease in income taxes described above.

Premiums Written and Earned

         Direct written premiums increased $3,932,562 (30.6%) and $6,883,040 (14.3%), for the three and nine-month periods ended September 30, 1995, in comparison to the corresponding periods of 1994. The increase in premium volume was a result of an expansion of First Central Insurance's markets into larger premium yielding lines.

         Ceded premiums increased  $2,082,234  (92.5%) and $10,038,943  (137.8%)
for the three and nine month periods ended September 30, 1995 when compared to the corresponding periods ended September 30, 1994. The increase in ceded premiums were due primarily to a change in the company's reinsurance treaty as of April 1, 1995. The endorsement to the reinsurance treaty changed the calculation of reinsurance premium from a percentage of earned premiums to a percentage of written premiums although reinsurance premiums will continue to be paid when earned. The effect of this endorsement is a change in the manner by which the Company accounts for reinsurance ceded resulting in a decrease in net premiums written and a decrease in unearned premiums. The endorsement also produces a liability: Funds held for reinsurance treaty of $3,714,080 at September 30, 1995.

         Net premiums earned increased $1,385,629 (11.1%) and $3,039,186 (8.2%), for the three and nine-month periods ended September 30, 1995, when compared to the same period in 1994. The increase for the three and nine-month periods is attributable to the increase in direct written premiums.

Net Investment Income; Realized Gains

         First Central's net investment income of $1,176,534 and $3,734,116 for the three and nine-month periods ended September 30, 1995 respectively, represent a 1.1% decrease and 7.2% increase, over the net investment income from the corresponding periods of 1994. The decrease for the three month period of 1.1% is due primarily to an increase in investment expenses of 151% when compared to the three month period ended September 30, 1994. The increase in net investment income for the nine month period is primarily due to the increase in invested assets of approximately $8,000,000 since September 30, 1994. First Central's net realized gains for the three and nine-month periods ended September 30, 1995 were $429,262 and $974,122 respectively, an increase of 341.8% and 7.2%, over the same period ended September 30, 1994. The increase in net realized gains resulted primarily from gains realized on the sale of equity securities.

         At September 30, 1995 First Central held 46.1% of its invested assets in fixed maturities available- for-sale, 23.4% in fixed maturities held-to-maturity, and 30.5% in equity securities (common and preferred stocks) available for sale. In comparison to December 31, 1994, First Central held 48.0% of its invested assets in fixed maturities available-for-sale, 12.1% in fixed maturities held-to-maturity, 40.0% in equity securities (common and preferred stocks) available for sale.

         At September 30, 1995, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $352,860. The unrealized loss is net of deferred taxes of $181,000. In comparison to December 31, 1994 the unrealized loss decreased $5,477,014 from $5,829,873 to $352,859 net of the change in deferred taxes of $2,821,999, primarily due to stronger market conditions experienced in 1995.

         In accordance with FASB Statement No. 115, the following is the investment classifications at September 30, 1995. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.

                                                                                                       CHARGE TO
                     SEPTEMBER 30, 1995                    COST                 MARKET                  SURPLUS
               -------------------------------------------------------------------------------------------------------
                Debt Securities:
                 Held to Maturity                          22,353,359            22,613,770                         0
                 Available for Sale                        44,920,033            44,054,231                   865,803
                 Trading Securities                                 0                     0                         0
                                                    ------------------------------------------------------------------

                Equity Securities:
                 Available for Sale                        28,766,008            29,107,950                  (331,942)
                 Trading Securities                                 0                     0                         0
                                                                                                  --------------------
                 Less deferred taxes                                                                         (181,000)
                                                                                                  --------------------
                Reduction of Shareholder's Equity & Investments                                   $          (352,859)
                                                                                                  ====================

Loss and Loss Adjustment Expense

         During the three and nine-month periods ended September 30, 1995, incurred losses net of reinsurance increased by 25.0% and 12.2% respectively, when compared to the corresponding periods in 1994. The increase in net incurred losses is primarily a result of an increase in outstanding case reserves as of September 30, 1995 when compared to the three and nine-month periods ended September 30, 1994.

         During the three and nine-month periods ended September 30, 1995 incurred loss adjustment expenses, net of reinsurance, increased by 48.3% and 34.5% when compared to the corresponding periods in 1994. The increase in loss adjustment expenses is due to an increase in costs associated with claims and litigation primarily due to the increase of policies written over the last several years.



Underwriting Expenses

         Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement.

         Policy acquisition costs increased by 9.4% and 4.2% for the three and nine-months ended September 30, 1995 respectively, as compared to the corresponding period in 1994 primarily as a result of the increase in premium volume. Other operating expenses decreased by 35.2% and 17.1% for the three and nine-month periods ended September 30, 1995 as compared to the corresponding period in 1994. The decrease in other operating expenses is primarily due to the elimination of rent expense relating to First Central's home office building which was purchased by First Central Insurance in January 1995.

Provision for Doubtful Accounts

         Provision for doubtful accounts decreased 98.9% and 9.5% for the three and nine-month periods ended September 30, 1995 compared to the corresponding period in 1994.

Interest Expense

         Interest expense decreased 17.6% and 7.1% for the three and nine-month periods ended September 30, 1995 when compared to corresponding period in 1994. This decrease is due to the reduction in the principal amount outstanding of First Central's convertible subordinated debentures from $6,755,000 at September 30, 1994 to $6,505,000 at September 30, 1995.

Financing Activities

         For the nine-month period ended September 30, 1995, net cash used in First Central's investing activities was approximately $7,800,000 as compared to approximately $13,000,000 from the comparable period in 1994. The decrease in cash used for investing activities was due to a net decrease in investments in equity securities and short term investments as offset by net increases in investments in fixed maturities and property plant and equipment. In January 1995, First Central Insurance completed the purchase of its home office for $4,000,000 in cash.

Liquidity and Capital Resources

         First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the nine months ended September 30, 1995.

         Management is unaware of any trend which is reasonably likely to result in an increase or decrease in First Central's liquidity or its capital resources except that as First Central Insurance's assets and investments have increased, the availability of investable funds have resulted in increased investment income and improved cash flow, and hence some increased liquidity of the First Central Insurance. The liquidity of the investment portfolio of an insurance company is important to its ability to maximize investment return which is a significant component of overall profitability.

         First Central funded its February 1, 1995 interest payment of $303,975 and August 1, 1995 interest payment of $292,725 under its outstanding Debentures from dividends in the amount of $1,500,000 it received from First Central Insurance.

Capital Commitments

         Neither the Company nor its subsidiaries made any material commitment for capital expenditures.

                                    PART II

                               OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

A.       Exhibits

Exhibit
  No.                                    Description
  ---                                    -----------
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

   10.1 Facultative Reinsurance Agreement dated September 25, 1987 between Munich American Reinsurance Company and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as
          Exhibit 10.8 to First Central's Quarterly Report on Form 10- Q and is hereby incorporated by this reference).

   10.2 Addendum No. 1 to the Reinsurance Agreement between First Central Insurance and Munich American Reinsurance Company, dated July 28, 1988 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.9 to First Central's Quarterly Report on Form 10- Q and is hereby incorporated by this reference).

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

    27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).
-------------------------
*  filed herewith

     B.   Reports on Form 8-K.

          There were no reports filed on Form 8-K during the three and nine-month periods ended September 30, 1995.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST CENTRAL FINANCIAL CORPORATION
Dated:   November 13, 1995              By:    /s/ Martin J. Simon
         ------------------------             --------------------------------
                                              Martin J. Simon, President
                                              (Chief Executive Officer)



                                        FIRST CENTRAL FINANCIAL CORPORATION
Dated:   November 13, 1995              By:    /s/ Joan M. Locascio
         -------------------------             ------------------------------
                                               Joan M. Locascio, Treasurer, Vice
                                               President (Chief Financial and
                                               Accounting Officer)