Form 10-K
period 1995-12-31
FIRST CENTRAL FINANCIAL CORP
filed 1996-04-01
CIK 759441

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
                         For the transition period from
                                       to

                                   -----------

                          Commission File Number 1-9138

                       FIRST CENTRAL FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           New York                                        11-2648222
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)


                   266 Merrick Road, Lynbrook, New York       11563
                  (Address of principal executives office)  (Zip Code)


       Registrant's telephone number, including area code: (516) 593-7070
           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
$.10 Par Value Common Stock                         American Stock Exchange
9% Convertible Subordinated Debentures due 2000     American Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K. [ ]

At March 29, 1996, 5,988,608 shares of the Registrant's Common Stock were outstanding and the aggregate market value (based upon the last reported sale of the Common Stock on the American Stock Exchange on said date) of such shares held by non-affiliates of the Registrant was approximately $29,304,173 (for purposes of calculating the preceding amount only, all directors and executive officers of the Registrant are assumed to be affiliates).

                                   -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 (except for the information with respect to Registrant's executive officers which is set forth at Item 4A in Part I of this Report under the caption "Executive Officers of the Registrant"), 11, 12 and 13 of Part III of this Report is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed on or before May 1, 1996 pursuant to Regulation 14A.

================================================================================

                       FIRST CENTRAL FINANCIAL CORPORATION
                          1995 Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     PART I

ITEM  1.          BUSINESS   .................................................................     1

ITEM  2.          PROPERTIES .................................................................    13

ITEM  3.          LEGAL PROCEEDINGS...........................................................    13

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS ..................................................................    13

ITEM  4A.         EXECUTIVE OFFICERS OF THE REGISTRANT........................................    13


                                     PART II

ITEM  5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS ......................................................    15

ITEM  6.          SELECTED FINANCIAL DATA ....................................................    16

ITEM  7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................................    18

ITEM  8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................    25

                  Independent Auditor's Report................................................    35

                  Consolidated Balance Sheets at December 31, 1995
                    and 1994  ................................................................    36

                  Consolidated Statements of Income for the Years Ended
                    December 31, 1995, 1994, and 1993 ........................................    37

                  Consolidated Statements of Shareholders' Equity for
                    the Years Ended December 31, 1995, 1994, and 1993.........................    38

                  Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1995, 1994, and 1993...................................    39

                  Notes to Consolidated Financial Statements..................................    40

                  Supplementary Data -- Quarterly Financial Data
                    (Unaudited)...............................................................    61

ITEM  9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES......................................    25

                                                 PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT ...............................................................    25

ITEM 11.          EXECUTIVE COMPENSATION .....................................................    26

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT............................................................    26

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS .............................................................    26


                                                  PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K ......................................................    26

                                     PART I


ITEM 1.        BUSINESS.

General

                First Central Financial Corporation (referred to herein as "First Central" or the "Registrant"), a corporation incorporated under the laws of the State of New York on May 18 1983, is the parent company of First Central Insurance Company ("First Central Insurance"), and Mercury Adjustment Bureau, Inc. ("Mercury"). First Central Insurance writes multiple lines of property and casualty insurance including Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, and Inland Marine. Mercury is a licensed insurance adjuster and represents the interests of a number of property and casualty insurers and self-insurers who conduct insurance business in the State of New York. Unless otherwise indicated, references to First Central include its subsidiaries.

               In June 1995, First Central Insurance was rated A- (Excellent) by A.M. Best & Co., Inc. ("Best"), one of the predominant services engaged in the industry-wide rating of insurers and reinsurers. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company. The ratings are classified in fifteen levels: A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Adequate), C++ and C+
(Fair), C and C- (Marginal), D (Very Vulnerable), E (Under State Supervision), F (In Liquidation). According to Best, the ratings constitute Best's opinion of the relative financial strength of insurance companies in comparison to industry performance and the ability of such companies to discharge their responsibilities to policyholders, and are based upon twelve factors, i.e., profitability, leverage/capitalization, liquidity, spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy/loss reserves, adequacy of surplus, capital structure, management's experience and objectives, market presence and policyholder's confidence. Best does not rate securities issued by insurers and insurance holding companies. The ratings assigned by Best are not indicative of any determination by Best concerning the relative value or performance of the rated company's securities.

               According to Best's 1995 Insurance Reports for Property and Casualty Insurers, the A- (Excellent) rating received by First Central Insurance is assigned to those insurers who have demonstrated excellent overall performance when compared to the standards established by the A. M. Best Company. A- companies have a strong ability to meet their policyholder obligations over a long period of time.

Lines of Business

               The lines of insurance written by First Central Insurance are:

               Commercial Multiple Peril: This line represented 53.4% of total direct premiums written in 1995 (50.1% in 1994) and 50.7% of net premiums earned (46.0% in 1994). Losses incurred represented 70.2% of premiums earned (43.1% in 1994) for this line of business.

               Workers' Compensation: This line represented 12.5% of total direct premiums written in 1995 (16.1% in 1994) and 13.8% of net premiums earned (18.5% in 1994). Losses incurred represented 50.9% of premiums earned (41.6% in 1994) for this line of business.

               General Liability: This line represented 23.2% of total direct premiums written in 1995 (21.1% in 1994) and 23.5% of net premiums earned (21.4% in 1994). Losses incurred represented 62.0% of premiums earned (47.6% in 1994) for this line of business.

               Automobile Liability: This line represented 7.7% of total direct premiums written in 1995 (8.5% in 1994) and 8.5% of net premiums earned (9.7% in 1994). Losses incurred represented 80.7% of premiums earned (77.8% in 1994) for this line of business.

               Automobile Physical Damage: This line represented 2.2% of total direct premiums written in 1995 (3.2% in 1994) and 2.6% of net premiums earned (3.7% in 1994). Losses incurred represented 47.7% of premiums earned (50.4% in 1994) for this line of business.

               Other Lines: Products liability, fire, allied lines, boiler and machinery, glass, burglary and theft, and inland marine were the other lines written in 1995. They represented 1.0% of total direct premiums written (1.0% in 1994) and 0.9% of net premiums earned (0.7% in 1994). Losses incurred represented 26.6% of premiums earned (22.8% in 1994) for these lines of business.

               In lines written as a percentage of direct premiums written, i.e., increases in commercial multiple peril, general liability and decreases in workers' compensation, automobile liability, and automobile physical damage, First Central Insurance did not effect any material changes in the location of business, the geographic mix thereof or the types of risks insured. the geographic mix thereof or the types of risks insured.

Insurance Risk Rating

               First Central Insurance's minimum premium rates for commercial multiple peril, workers' compensation, general liability, automobile liability, automobile physical damage, products liability, fire, allied lines, glass, burglary and theft, and inland marine insurance heretofore have been established in accordance with rates recommended by the Insurance Services Office ("ISO"), a bureau engaged in the nationwide publication of premium rates recommended for use by property and casualty insurers. Management believes that by strictly adhering to a policy of charging minimum rates which did not fall below ISO recommendations, it maximized First Central Insurance's potential for achieving profits from underwriting operations. ISO has, however, begun to phase out the publication of such rates and instead has begun to publish certain other data that may assist insurance companies in establishing rates. Management intends to continue to set its rates based, in part, on ISO rate recommendations for as long as such recommendations are disseminated, and thereafter, to set its rates based on data provided by ISO.

Premiums Written, Reinsurance Ceded and Premiums Earned

               The following table sets forth direct premiums written, reinsurance ceded, net premiums written, decrease (increase) in unearned premiums, and net premiums earned by First Central Insurance for five years ended December 31, 1995. Direct premiums written are the total premiums written less cancellations. Reinsurance ceded is the premiums written applicable to reinsured risks which First Central Insurance has ceded to other insurers. Net premiums written are the direct premiums written less all premiums ceded. Net premiums earned are the net premiums written attributable to those portions of the policies expiring within the accounting period. The decrease (increase) in unearned premiums represents the deficiency (excess) of net premiums written over net premiums earned during the accounting period.

                                                    Years Ended December 31
                                  ---------------------------------------------------------
                                    1995        1994         1993       1992        1991
                                    ----        ----         ----       ----        ----
                                                       (Dollars in Thousands)
Direct premiums written           $ 72,294    $ 65,593    $ 53,023    $ 39,189    $ 31,437

Reinsurance ceded                  (21,726)    (10,163)     (6,531)     (4,151)     (2,941)
                                  --------    --------    --------    --------    --------
Net premiums written                50,568      55,430      46,492      35,038      28,496

Decrease (increase) in unearned
 premiums                            2,466      (5,369)     (3,678)     (5,582)       (424)
                                  --------    --------    --------    --------    --------
Net premiums earned               $ 53,034    $ 50,061    $ 42,814    $ 29,456    $ 28,072
                                  ========    ========    ========    ========    ========



Premiums Written, Premiums Earned and Losses Experienced

               One means of measuring the underwriting experience of a property and casualty insurer is by its "combined ratio." This ratio is the sum of (1) the ratio of losses incurred to net premiums earned (the "loss ratio"), (2) the ratio of loss adjustment expenses incurred to net premiums earned (the "loss adjustment expense ratio"), (3) the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio"). The Insurance industry attains the combined ratio of an insurance company based on ("SAP") Statutory Accounting Principles, the combined ratio for First Central Insurance for the year ended 1995 is 110.6% based on SAP. The combined ratio reflects the underwriting experience of an insurer but does not reflect loss of premium balances, federal or state income taxes nor income from investments. The actual profitability of property and casualty insurers also depends on net income from investments. The Insurance industry considers a combined ratio under 100% to indicate underwriting profitability and a combined ratio over 100% to indicate an underwriting loss. This consideration is based on industry data and not accounting principles since a combined ratio under 100% can mathematically show an underwriting loss due to the fact that the underwriting expense ratio is based on net written premiums and the loss and loss adjustment expense ratios are based on net earned premiums.

               The following table shows for First Central Insurance, on the basis of Generally Accepted Accounting Principles ("GAAP"), net premiums written, net premiums earned, losses incurred and the loss ratio for each of the five years ended December 31, 1995, by line of business written. The table also includes, on a GAAP basis, loss ratio, loss adjustment expense ratio, underwriting expense ratio and combined ratio information as reported on a consolidated basis by First Central.

                                                              Years Ended December 31
                                              ---------------------------------------------------------
                                                 1995        1994         1993       1992        1991
                                                 ----        ----         ----       ----        ----
                                                                (Dollars in Thousands)
Commercial Multiple Peril:
 Net Premiums Written .......................   $ 24,973    $ 26,405   $ 23,176   $ 17,526    $ 13,460
 Net Premiums Earned ........................     26,870      23,024     21,202     14,329      12,634
 Losses Incurred ............................     18,873       9,927      7,075      5,960       5,187
 Loss Ratio .................................       70.2        43.1       33.4       41.6        41.1
Workers' Compensation:
 Net Premiums Written .......................   $  6,843    $  9,457   $  8,461   $  6,549    $  4,469
 Net Premiums Earned ........................      7,299       9,263      8,273      5,202       4,302
 Losses Incurred ............................      3,712       3,857      4,809      2,908       1,550
 Loss Ratio .................................       50.9        41.6       58.1       55.9        36.0
General Liability:
 Net Premiums Written .......................   $ 12,879    $ 12,467   $  7,045   $  3,693    $  4,794
 Net Premiums Earned ........................     12,469      10,733      5,727      3,611       4,883
 Losses Incurred ............................      7,726       5,109      1,825        831         933
 Loss Ratio .................................       62.0        47.6       31.9       23.0        19.1
Automobile Liability:
 Net Premiums Written .......................   $  4,242    $  4,973   $  5,357   $  4,788    $  3,456
 Net Premiums Earned ........................      4,487       4,838      5,114      3,943       3,563
 Losses Incurred ............................      3,619       3,762      4,493      3,093       2,393
 Loss Ratio .................................       80.7        77.8       87.9       78.4        67.2
Automobile Physical Damage:
 Net Premiums Written .......................   $  1,092    $  1,677   $  2,111   $  2,148    $  2,013
 Net Premiums Earned ........................      1,355       1,857      2,123      2,066       2,205
 Losses Incurred ............................        647         936      1,411      1,153       1,645
 Loss Ratio .................................       47.7        50.4       66.5       55.8        74.6
All Categories (including
above categories and all
 others):
 Net Premiums Written .......................   $ 50,568    $ 55,430   $ 46,492   $ 35,038    $ 28,496
 Net Premiums Earned ........................     53,034      50,061     42,814     29,456      28,072
 Losses Incurred ............................     34,724      23,514     20,061     14,130      11,925
 Loss Ratio .................................       65.5        47.0       46.9       48.0        42.5
 Loss Adjustment Expenses
  Incurred ..................................   $  7,337    $  6,110   $  5,714   $  2,680    $  3,869
 Loss Adjustment Expenses
  Ratio .....................................       13.8        12.2       13.3        9.1        13.8
 Expenses Incurred ..........................   $ 17,129    $ 17,283   $ 16,352   $ 13,215    $ 11,953
 Expenses Ratio .............................       33.9        31.2       35.2       37.7        41.9
 GAAP Ratio .................................      113.2        90.4       95.4       94.8        98.2
 Operating (Loss) Income ....................   $ (6,156)   $  3,154   $    687   $   (569)   $    324


Relationship Between Net Premiums and Surplus

               Insurance industry practices generally suggest that property and casualty insurance companies maintain net premiums written at a level no more than 300% of "surplus to policyholders" as calculated in accordance with Statutory Accounting Principles. See "Business - Regulation." For the five years ended December 31, 1995, First Central Insurance's percentages of net premiums written to statutory surplus, based upon the annual statements filed by it with the Insurance Department of the State of New York (the "Insurance Department"), were as follows:

                           Years Ended December 31
                    --------------------------------------
                     1995    1994    1993    1992    1991
                     ----    ----    ----    ----    ----
                      192%    272%    211%    194%    161%


Loss and Loss Adjustment Expense Reserves

         First Central Insurance maintains reserves for unpaid losses and unpaid loss adjustment expenses for all lines of insurance written. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those not yet reported. First Central Insurance establishes reserves on a case by case basis by evaluating reported claims based upon the type of risk involved, knowledge of the circumstances surrounding each claim, the severity of injury or damage and the potential for ultimate exposure, the policy provisions relating to the type of loss, and by estimating unreported claims on the basis of statistical information with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. Reserves are monitored using a variety of techniques for analyzing actual claim frequency data. In addition to case basis reserves, loss and loss adjustment expense reserves also include Incurred-but-not-reported ("IBNR") reserves. IBNR reserves are reserves for insured losses that have occurred but have not been reported to the insurance company.

         Loss reserves are estimates only at a given point in time of what the insurer expects to pay on losses, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise inasmuch as, among other things, they are based on predictions of future events, estimates of future trends in claim severity and frequency and other variable factors. During the loss settlement period, which may be as long as several years, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward, and even then the ultimate liability may exceed or be less than the estimates. Inflationary pressures and escalations of repair costs, medical expenses and the sizes of injury awards have necessitated periodic upward adjustments in reserves over the loss settlement periods by most casualty and property insurers.

         Loss adjustment expense reserves to cover the ultimate cost of investigating all losses and defending lawsuits arising from such losses are established each year based on historical data such as the ratio of loss expenses paid to claims paid over the preceding years and on the basis of currently available information. Adjustments required to be made in the amount of outstanding loss reserves each year may require corresponding changes in the loss adjustment expense reserves.

         The following factors are taken into consideration in determining current year adjustments to loss and loss adjustment expense reserves recorded in prior years; (1) the accumulation of individual case estimates for losses reported prior to the close of the accounting period; (2) estimates for unreported losses based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based upon past experience. First Central Insurance makes implicit provisions for the effects of inflation and for the combined effects of a number of factors (including inflation) which may cause future changes in severities. It does not, however, employ any significant reserving assumptions in determining its loss reserves other than the foregoing developed facts. The Insurance Department requires, pursuant to Statutory Accounting Principles, that loss ratios in each of the three most recent years be not less than 60% of its annual net earned premiums for general liability line of business, (65% in the case of workers'
compensation line of business), and to establish, to the extent necessary, reserves which conform to such assumptions ("Excess Statutory Reserves"). That assumption is only employed by First Central Insurance with respect to the filing of such annual statements. It is not utilized in connection with the development of loss reserves employed in the actual operation of First Central Insurance's business nor are such Excess Statutory Reserves required to be established under GAAP.

         The year to year estimation and re-estimation of loss and loss adjustment expense reserve requirement is an inexact science. To the extent that future changes in known data do not take place precisely in accordance with an insurer's historically developed loss reserving assumptions, such reserves, when viewed as of a particular point in time, most likely will be either deficient, i.e., lower than the amount needed to cover known loss and loss adjustment expenses, or redundant, i.e., greater than the amount required with respect thereto.

         The following table presents the development of First Central Insurance's reserves for losses and loss adjustment expenses (net of reinsurance receivables) of its underwriting activities for the years ended December 31, 1985 through December 31, 1995:

                                                                Years Ended December 31
                      -----------------------------------------------------------------------------------------------------------
                        1985      1986   1987       1988      1989      1990     1991       1992       1993      1994      1995
                        ----      ----   ----       ----      ----      ----     ----       ----       ----      ----      ----
                                                          (Dollars in Thousands)
Net Reserves for
Losses and Loss
Adjustment
Expenses(1)..........  $4,643    $8,910 $14,897    $18,067   $21,632   $22,702  $25,874    $28,703   $38,074    $48,928   $67,095

Reserves Re-estimated
As of:

One Year Later........  4,695     9,105  15,109     17,685    20,461    23,172   26,985     32,902    43,957     61,923

Two Years Later.......  4,828     8,722  14,106     16,078    20,214    23,705   29,831     36,980    52,224

Three Years Later.....  4,623     8,481  12,694     15,719    19,081    24,914   29,860     42,351

Four Years Later......  4,872     8,207  12,751     14,839    20,367    26,253   32,785

Five Years Later......  4,691     8,094  12,270     15,289    20,388    27,098

Six Years Later.......  4,520     7,733  12,475     14,831    20,739

Seven Years Later.....  4,376     7,731  11,892     15,008

Eight Years Later.....  4,302     7,272  11,841

Nine Years Later......  4,058     7,143

Ten Years Later.......  3,968

Cumulative Redundancy
(Deficiency)..........    675     1,767   3,056      3,059       893    (4,396)  (6,911)   (13,648)  (14,150)   (12,995)


Cumulative Amount of
Liability Paid:

One Year Later........  1,301     1,501   3,078      3,870     6,653     7,496    8,494     10,259    13,806     37,472

Two Years Later.......  1,873     2,730   4,950      7,225    10,452    12,310   14,565     18,785    27,693

Three Years Later.....  2,540     4,084   7,212      9,747    13,121    16,927   19,816     28,340

Four Years Later......  3,180     5,426   8,713     11,567    15,913    20,167   25,568

Five Years Later......  3,819     6,205   9,661     12,899    17,522    22,963

Six Years Later.......  4,149     6,667  10,597     13,196    18,559

Seven Years Later.....  4,351     7,134  10,654     13,662

Eight Years Later.....  4,495     7,052  10,888

Nine Years Later......  4,360     7,122

Ten Years Later.......  4,360



   (1) Includes reserves for loss adjustment expenses with respect to estimates of losses sustained and reported in the subject year, but not reported until a subsequent year net of reinsurance recoverables.

   Management is unaware of any unusual circumstances that might distort the data presented in the foregoing table.

               The amounts of First Central Insurance's reserves for losses and loss adjustment expenses for the year ended December 31, 1995, determined on the basis of GAAP, were less than the amounts of such reserves determined in accordance with Statutory Accounting Principles ("SAP"). Such variance resulted from the following fundamental differences in the manner in which reserves are determined under GAAP and SAP: (a) First Central Insurance recorded as a separate line item a $24,272 "Special Reserve" on its 1995 SAP based financial statements (said amount was classified as, and included in, the reserves for losses and loss adjustment disclosed in First Central's GAAP based financial statements); (b) as a result of adjustments for intercompany eliminations required in connection with the preparation of First Central's GAAP based financial statements, the GAAP basis reserves for expected loss adjustment expenses payable to Mercury were reduced by $258,023; and (c) conforming to the Insurance Department statutory accounting principles, First Central Insurance did not have an "Excess Statutory Reserve" in 1995.

               First Central Insurance does not discount its loss and loss adjustment expense reserves for financial reporting purposes.

Reconciliation of Loss Reserves

               First Central Insurance's aggregate reserves for insurance losses and loss adjustment expenses as of December 31, 1995, 1994 and 1993 and the changes made therein during such years were as follows:

                                                                 December 31
                                            -----------------------------------------------------
                                               1995                 1994                 1993*
                                               ----                 ----                 ----
                                                           (Dollars in Thousands)
Reserves at Beginning of Year:
Losses ................................      $  42,048            $   31,832          $   24,054
Loss Adjustment Expenses                         6,880                 6,242               4,649
                                            -----------          ------------        ------------
                                                48,928                38,074              28,703
Increase in Loss and Loss
 Adjustment Expense Reserves
 Insured Events of Current Year........         29,066                23,741              21,575
 Insured Events of prior Years.........         12,995                 5,883               4,199
                                            -----------          ------------        ------------
                                                42,061                29,624              25,774
                                            -----------          ------------        ------------
Payments of Losses and Loss
 Adjustment Expenses Insured Events
 of Current Year.......................          5,057                 4,964               6,144
Insured Events of Prior Years..........         18,837                13,806              10,259
                                            -----------          ------------        ------------
                                                23,894                18,770              16,403
                                            -----------          ------------        ------------
Reserves at End of Year................      $  67,095            $   48,928          $   38,074
                                            ===========          ============        ============

* Restated to conform to the 1995 and 1994 presentation

               The reserves at the end of 1995, 1994 and 1993 are net of reinsurance recoverables of $19,541, $24,589, and $6,732, respectively.

               Management believes that First Central Insurance's reserves are adequate to cover the ultimate net cost of losses and loss adjustment expenses on reported and unreported claims with respect to its existing business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loss and Loss Adjustment Expense Reserves."

               First Central Insurance is a member of certain "assigned risk" reinsurance pools, mainly for automobile insurance, under which all insurers doing business in a particular state provide coverage for insureds who could not otherwise secure insurance in the open market. Participation in such pools (or direct writing of insurance for assigned risks) is a condition to writing the applicable lines of insurance in New York. Pool participants issue insurance for assigned risks on a pro rata basis which compares the volume of their voluntary insurance written in a state to all voluntary insurance written therein. Such assigned risk writings are made as and when requests are made for the same by the Insurance Department. First Central Insurance became a pool participant in 1981. First Central Insurance wrote approximately $1,411,000, $412,000 and $330,000 of assigned risk business in 1995, 1994 and 1993, respectively.

Geographical Distribution

               First Central Insurance is licensed to conduct insurance business in Connecticut, Delaware, Maryland, New York and Pennsylvania. However, all of the business previously conducted by First Central Insurance and the income derived therefrom, except for approximately $183,000, $300,000 and $41,000 of premiums written in Pennsylvania and Connecticut in 1995, 1994 and 1993, respectively, has resulted from policies issued in New York.

Reinsurance Ceded

               A reinsurance transaction takes place when an insurance company transfers (cedes) a portion or all of its exposure on insurance directly written by it to another insurer which assumes the exposure in return for a portion or all of the premium. Insurance is ceded principally (a) to reduce net liability on individual risks, (b) to protect against catastrophic losses and (c) to maintain desired ratios of net premiums written to statutory surplus. Most reinsurance is written under contracts (treaties) in which the coverage is either on a "quota share" basis, where the reinsurer shares proportionately in premiums and losses, or on an "excess" basis where only losses above a fixed point (retention) are reinsured. First Central Insurance is a party to reinsurance contracts under which certain types of policies are automatically reinsured without the need for further approval of the reinsurers which have agreed to cover the types of risks involved ("treaty" reinsurance). First Central Insurance also is a party from time to time to reinsurance contracts which relate to an individual policy or type of risk and require the specific agreement of the reinsurer as to each risk with respect to which reinsurance is assumed ("facultative" reinsurance).

               The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder and the ceding company is required to pay the loss if the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of the reinsurance ceded as though they were not risks for which the original insurer is liable. While this practice is acceptable for regulatory purposes, it is not acceptable under generally accepted accounting principles due to FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Statement No. 113, which First Central was required to adopt on January 1, 1993, requires reporting of estimated reinsurance receivables arising from reinsurance contracts and amounts paid to the reinsurer relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums) separately as assets.

               The following table shows the amount of reinsurance premiums ceded by First Central Insurance for five years ended December 31, 1995:

               The 113.8% increase in reinsurance premiums in 1995 when compared to 1994 was a result of an change in accounting for reinsurance premiums whereby the premiums are based on a percentage of written premiums rather than a percentage of earned premiums as was calculated in 1994, 1993, 1992 and 1991.

                             Years Ended December 31
- --------------------------------------------------------------------------------
    1995             1994            1993             1992             1991
- -----------      -----------      ----------      ----------        ----------
$21,726,000      $10,163,000      $6,531,000      $4,151,000        $2,941,000

               Since July, 1988, National Reinsurance Corp. ("Nat Re") has reinsured a portion of every risk underwritten by First Central Insurance. During the time periods of July 1, 1988 to June 30, 1989, and from July 1, 1989 to May 31, 1990, First Central Insurance's retention per loss for all lines of property and casualty coverage was fixed at $100,000 and $150,000, respectively. Pursuant to a reinsurance treaty entered into between First Central Insurance and Nat Re effective June 1, 1990, with endorsement No. 1 dated July 1, 1991 through endorsement No. 6 dated January 1, 1994, First Central Insurance's retention is fixed at $200,000 per loss for all lines of property and casualty insurance. As of January 1, 1994, a new agreement went into effect and the retention remained fixed at $200,000. Under the terms of said treaty, Nat Re will assume up to $800,000 of any loss in excess of First Central Insurance's retention on any one loss not exceeding $1,000,000. In addition to the $1,000,000 limit, as of January 1, 1994, First Central Insurance, pursuant to an excess agreement with Nat Re is reinsured for an additional $1,000,000 (for a total of $2,000,000) for workers compensation coverage only and as of January 1, 1992, First Central Insurance, pursuant to an automatic facultative arrangement with Munich American Reinsurance Company ("Munich American"), is reinsured for an additional $1,500,000 (for a total of $2,500,000) on a pro rata basis for property coverage only. In addition to Nat Re and Munich American, First Central Insurance has an automatic facultative arrangement with North American Re (North American), for an additional $2,000,000 (for a total of $4,500,000) as of January 1, 1993, on a pro rata basis for property coverage only. Additionally, there are other reinsurance companies with which First Central Insurance has facultative arrangements on an individual risk basis.

               First  Central   Insurance  has  not  effected  any   significant
additions to or changes in its reinsurance programs other than as hereinabove described.

Investments and Investment Portfolio

               As is customary in the insurance industry, an insurer seeks to derive income from underwriting and investments, with most of its net income attributable to investment income.

               New York law regulates the types, quality and concentration of investments that may be made by First Central Insurance. First Central Insurance is generally permitted to invest, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks and common stocks, real estate mortgages and real estate.

               First Central Insurance has not heretofore realized any unusually large gains, nor has it suffered any unusually large losses with respect to the disposition of its investments. As of January 1, 1994, the Company adopted FASB Statement No. 115 which requires that management classify its investments in debt and marketable equity securities. In accordance with FASB Statement No. 115, except for securities classified as "held to maturity," unrealized gains and losses may, depending on their character, affect the Company's statement of income or shareholders' equity. Realized and unrealized gains and losses on securities classified as "held for trading" are recognized in the Company's income statement. Unrealized gains and losses on securities classified as "available for sale" are reported, net of the related deferred tax effect, as increases or decreases in shareholders' equity and realized gains and losses on such securities are included in earnings. Insurance industry practices oblige First Central Insurance to maintain net premiums written at a level of no more than 300% of "surplus to policyholders". See "Business - Regulation." Accordingly, First Central Insurance's ability to write additional premiums is subject to increases and decreases in such surplus which is significantly dependent upon investment results. First Central Insurance's investments in fixed income securities are of investment grade quality and their value is affected by the fluctuation of interest rates. The value of First Central Insurance's equity investments are affected by conditions prevailing in equity markets from time to time.

               The following tables summarize First Central's investments and the results therefore during the five years ended December 31, 1995:

                                                                       December 31
                                     -----------------------------------------------------------------------------------------------
                                        1995                1994             1993               1992                 1991
                                       Amount       %      Amount     %     Amount       %     Amount        %      Amount       %
                                       ------      ---     ------    ---    ------      ---    ------       ---     ------      ---
                                                                 (Dollars in Thousands)
Fixed Maturities:
  U.S. Government Notes and
   Securities                        $ 33,670     33.4    $ 9,486    11.6    $ 9,196    12.4    $ 5,649      9.6    $ 5,307    10.2
  Municipal Bonds..................    30,397     30.2     19,926    24.3     19,756    26.7     21,158     36.1     21,179    40.6
  Corporate Bonds..................     4,293      4.3     10,419    12.7     14,068    19.1     10,036     17.1      4,080     7.8
  Foreign Bonds....................       696      0.7        681     0.8        631      .9        581      1.0        531     1.0
                                     --------    -----    -------   -----    -------   -----    -------    -----    -------   -----
     Total Fixed Maturities........    69,056     68.6     40,512    49.4     43,651    59.1     37,424     63.8     31,097    59.6
                                     --------    -----    -------   -----    -------   -----    -------    -----    -------   -----
Equity Securities:
  Adjustable Rate Preferred........     6,633      6.6     16,990    20.7     15,743    21.3      7,309     12.5        804     1.6
  Common Stock, including Limited
   Partnerships and Mutual Funds...    22,072     21.9     15,812    19.3      9,732    13.2      9,103     15.5     11,156    21.4
                                     --------    -----    -------   -----    -------   -----    -------    -----    -------   -----
     Total Equity Securities.......    28,705     28.5     32,802    40.0     25,475    34.5     16,412     28.0     11,960    23.0
                                     --------    -----    -------   -----    -------   -----    -------    -----    -------   -----
Short-Term Investments:
  Money Market Accounts,
   Certificates of Deposit and
   U.S. Treasury  Bills............     2,918      2.9      8,759    10.6      4,753     6.4      4,808      8.2      9,056    17.4
                                     --------    -----    -------   -----    -------   -----    -------    -----    -------   -----
Total Investments..................  $100,679    100.0    $82,073   100.0    $73,879   100.0    $58,644    100.0    $52,112   100.0
                                     ========    =====    =======   =====    =======   =====    =======    =====    =======   =====



                                                                       December 31
                                     ------------------------------------------------------------------------------------
                                       1995              1994               1993                 1992               1991
                                       ----              -----              ----                 ----               ----
                                                                  (Dollars in Thousands)
Average investments (1)............   $91,376            $77,976            $66,262            $55,378            $49,729
Change in unrealized (losses) gains
 on equity investments.............     6,590             (5,877)              (983)              (188)               672
Net investment income (2)..........     4,905              4,784              3,979              3,417              3,164
Realized gains (losses)............     1,100                951              2,114              1,192              1,134
Net investment income as a
percentage   of total average
investments........................      5.4%                6.1%              6.0%               6.2%               6.3%
Realized gains (losses) as a
 percentage of total ave.
investments........................      1.2%                1.2%              3.2%               2.2%               2.3%


   (1)   Investments based on average of beginning and ending period balances.

   (2)   After deduction of investment expenses and before federal income taxes.

Regulation

               First Central Insurance is subject to regulation and supervision by the Connecticut, Delaware, Maryland, New York and Pennsylvania Insurance Departments and by the insurance commissioners or similar officials in any other jurisdiction in which it will be licensed to transact business. Such regulation and supervision includes, among other things, requirements of capital and surplus, solvency standards, granting and revoking licenses to transact business and the licensing of agents, approval of policy forms and rates, restrictions on the amount of risks assumed, deposits of securities, methods of computing reserves and the types and concentration of investment permitted. First Central Insurance is required to file detailed annual and other reports on its financial condition, affairs and management with such regulatory agencies and is subject to periodic examinations.

               First Central Insurance is subject to regulation under the insurance holding company statutes of Connecticut, Delaware, Maryland, New York, and Pennsylvania. These regulations generally require subsidiaries of insurance holding companies and insurers which are subsidiaries of holding companies to register and file certain reports, and require prior regulatory agency approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. In many states, including New York, where First Central Insurance is incorporated, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the regulatory authority may find that "control" in fact does or does not exist where a person either owns or controls a lesser or greater amount of securities. The New York Insurance Law provides that no corporation or other person, except an insurer already licensed by the Insurance Department, may acquire control of First Central, unless it has given notice to First Central Insurance and obtained prior written approval of the Insurance Department for such acquisition.

               Most states require insurers licensed by their respective insurance regulatory authorities to participate in insurance guaranty associations. These associations assess insurance companies a percentage of premiums written for the relevant line of insurance to fund claims of policyholders of insolvent insurance companies. First Central Insurance is required to pay to the New York Property/Casualty Insurance Security Fund (the "Guaranty Fund") one half of one percent of its net direct written premiums on policies insuring property or risks located in New York. However, no contributions are required to be made whenever the net value of the Guaranty Fund is at least $150,000,000. In 1995, 1994 and 1993 First Central Insurance contributed $0, $0, and $17,659, respectively, to the Guaranty Fund. As of December 31, 1992 the Guaranty Fund's net value exceeded $150,000,000 therefore, no contributions were required after February 15, 1993.

               As of December 31, 1995 in accordance with regulatory guidelines, a $300,000 par value U.S. Treasury Note, was held on deposit by the NYS Insurance Department.

Investigation and Settlement of Claims

               Upon the reporting of claims by policyholders First Central Insurance first verifies coverage and then the claim is investigated by adjusters retained by First Central Insurance. These adjusters estimate the initial reserves for the claim and issue a report. The report is then reviewed by First Central Insurance's Claims Department. First Central Insurance's policy is to attempt to settle all claims as quickly as possible. All claims settlements are reviewed and approved by the Vice President of Claims. If the claim cannot be settled and results in litigation, First Central Insurance may retain outside legal counsel. Legal defense law firms are assigned on the basis of venue and severity of the case. Presently, First Central Insurance uses approximately thirty law firms. Since the inception of First Central Insurance's business operations, the law firm of Simon, Drabkin & Margulies ("Simon, Drabkin") has performed subrogation and defense services required by First Central Insurance. Martin J. Simon, President and Director of First Central and Ralph Drabkin, a Director of First Central, are senior partners of Simon, Drabkin. During each of the years ended December 31, 1995 and 1994, approximately 23.1% and 28.4%, respectively, of all litigation assigned by the Company to legal defense firms were defended by Simon, Drabkin.

               In September 1988, First Central acquired Mercury, a claim adjustment and investigation company. Mercury represents the interests of First Central Insurance and a number of other casualty insurers and self insurers. First Central Insurance employs the services of other adjusters and will continue to employ the services of other adjusters in addition to Mercury. During each of the years ended December 31, 1995 and 1994, approximately 79.1% and 94.1%, respectively, of all claim adjustments and investigations were assigned to Mercury.

               No changes have been effected in First Central Insurance's claim payment patterns due to portfolio loss transfers, structured settlements or any other transactions or circumstances.

Marketing

               First Central Insurance's programs are marketed solely through its approximately 50 general agents. Management believes that by adhering to the agency concept of marketing, First Central Insurance has been able to limit its marketing costs to a predictable percentage of premium receipts which is only incurred when a policy is actually issued. First Central Insurance pays competitive commission rates to its general agents and has entered into written general agency agreements with them.

               During each of the years ended December 31, 1995 and 1994, approximately 12.7% and 12.5% respectively, of all insurance written by First Central Insurance was sold through Simon General Agency, Inc. ("Simon General") a licensed general insurance agency, the stock of which is owned by Joan Dollinger and Audrey Goodman (the respective wives of Joel Dollinger and Allan Goodman, Vice Presidents and Directors of First Central) and Sheryle Harwood, who are Mr. Simon's three daughters.

               First Central Insurance believes that its relations with its agents are satisfactory. The loss of Simon General could have a materially adverse effect on the business of First Central Insurance.

Competition

               The insurance industry is highly competitive. First Central Insurance is subject to intense competition from insurers offering insurance programs similar to those offered by First Central Insurance, from insurers offering other types of insurance programs and from other segments of the financial services industry. To compete effectively, First Central Insurance has adopted ISO Rates (see "Business- Insurance Risk Rating"), and markets its insurance programs solely through its approximately 50 general agents. Many of First Central Insurance's competitors have well established agency systems or numerous sales agents which afford them a competitive advantage over smaller companies possessing limited resources, such as First Central Insurance. At present, First Central Insurance is a minor factor in the insurance industry and is more vulnerable than its larger competitors due to its relatively small capital and surplus.

Employees

               At December 31, 1995, First Central Insurance employed approximately 116 people, of whom six were executive personnel. At December 31, 1995, First Central had 6 employees, all of whom were executive personnel. At December 31, 1995, Mercury employed approximately 27 people. Management believes that its relationship with its employees is satisfactory.

ITEM 2.        PROPERTIES.

               On January 17, 1995, First Central Insurance purchased its home office building, located at 266 Merrick Road, Lynbrook, New York, (the "Building") for $4,000,000 in cash. The Building consists of approximately 30,000 square feet of office space and 2,000 square feet of retail space. The approval to acquire real estate required by the State of New York Insurance Department was obtained on December 27, 1994. The Company has assumed the leases of the tenants of the Building. Management believes that the Building is suitable for First Central's purposes for the foreseeable future.

               Approximately 9,600 square feet of office and retail space is leased to eight unaffiliated tenants who paid $204,690 in rent during 1995.

               First Central Insurance subleased 3,900 square feet of its leased office space to Simon General under a sublease agreement that expired November 30, 1995. During 1995, Simon General paid $88,323 in rent to First Central Insurance. Effective December 1, 1995 Simon General entered into a lease for 3,900 square feet, which provides for an annual rent of $78,000. Simon General's rent under the lease is comparable to that paid by other tenants who occupy the building.

ITEM 3.        LEGAL PROCEEDINGS.

               There are no material pending legal proceedings to which First Central, First Central Insurance or Mercury is a party or of which any of their property is the subject, except for claims arising in the ordinary course of business of First Central Insurance. First Central Insurance has established reserves with respect to such claims in accordance with Insurance Department regulations.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               No matters were submitted to a vote of security holders during the fourth quarter of 1995.


ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT.

               The following table sets forth certain information concerning all executive officers of First Central. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.


Name                                 Age        Position
- ----                                 ---        --------
Martin J. Simon                      76      Chairman of the Board and President
Joel I. Dollinger                    53      Executive Vice President
Harvey Mass                          59      Senior Vice President
Joan M. Locascio                     38      Treasurer, Vice President, and CFO
Raymond F. Brancaccio                68      Vice President and Secretary
Allan R. Goodman                     48      Vice President


               Martin J. Simon has served as the President and Chairman of the Board of Directors of First Central Insurance since August 1980, and as
President  and Chairman of the Board of Directors  of First  Central  since June
1983. From 1943 through 1967, Mr. Simon practiced law as an individual practitioner. Since 1968 he has been the senior partner of Simon, Drabkin.
Between 1947 and 1955, Mr. Simon co-owned and operated a New York licensed insurance agency. Since 1955, Mr. Simon has solely owned and operated several insurance agencies licensed by the State of New York. Included among them are: Simon General Agency, Inc., a property and casualty insurance agency (see "Marketing" above); Simon Commercial Corp., another property and casualty agency which is the largest shareholder of First
Central and wrote  business for First  Central  Insurance  prior to 1994;  Simon
Agency International, Ltd., an excess and surplus lines insurance agency; and Simon Life Agency, Inc., a life insurance agency. Mr. Simon has also served on the Board of Directors of Continental Bank since approximately November 1983 and on the Board of Directors of Winston Resources Inc. since March 18, 1992. Mr.
Simon is Allan R. Goodman's and Joel I. Dollinger's father-in-law.

               Joel I. Dollinger became a director of First Central Insurance in
August 1980,  and of First Central in June 1983. On October 11, 1985 he became a
Vice President of First Central and First Central Insurance. On June 8, 1988 he was elected Executive Vice President of First Central. From 1975 to December 31,
1991, he served as Vice President of Simon General Agency.  Mr. Dollinger is Mr.
Simon's son-in-law, and Mr. Goodman's brother-in-law.

               Harvey Mass has been a director of First Central  Insurance since
August 1980 and a director of First  Central  since June,  1983.  On October 11,
1985 he was elected as a Vice  President of both First Central and First Central
Insurance. From 1973 to December 31, 1991, Mr. Mass served as Vice President and production manager of Simon General Agency, Inc.

               Joan M.  Locascio  served as both First Central  Insurance's  and
First Central's Controller from October 1986 to November 1993. On June 12, 1990 she was elected Treasurer and a Director of First Central and First Central
Insurance.  On April 10, 1992 she became  Vice  President  of First  Central and
First Central Insurance. Mrs. Locascio oversees the financial accounting operations of First Central and is First Central's Chief Financial Officer.

               Raymond  F.  Brancaccio  has been a  director  of  First  Central
Insurance  since June 1989.  He was elected Vice  President of First  Central on
March 18, 1992, and of First Central Insurance in January 1988. Mr. Brancaccio has been Secretary of First Central Insurance since June 1990 and of First
Central since February 1992. Mr. Brancaccio  oversees First Central  Insurance's
Underwriting and Processing sections.

               Allan R. Goodman became a director of First Central  Insurance in
August 1980 and a Director of First Central in June 1983. He served as Treasurer of First Central from June 1983 through October 1985. He served as Vice
President of First Central and Secretary of First Central Insurance from 1985 to
1991 and as Vice President of both First Central and First Central Insurance since 1993. Mr. Goodman oversees First Central Insurance's Claims Department.
Mr. Goodman is Mr. Simon's son- in-law, and Mr. Dollinger's brother-in-law.



                                     Part II



ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

               First Central's common stock, par value,  $.10 per share ("Common
Stock"), is listed on the American Stock Exchange. The high and low sales prices of the Common Stock, presented on a quarterly basis during 1995 and 1994, are shown below.


                                                       High      Low
                                                       ----      ---
1995
      First Quarter............................       7 3/8     5 3/4
      Second Quarter...........................       7 3/4     6 5/8
      Third Quarter............................       7 3/4     6 1/2
      Fourth Quarter...........................       7         6 1/8

1994
      First Quarter............................       7 3/4     5 5/8
      Second Quarter...........................       7 1/4     5 1/2
      Third Quarter............................       7 1/4     6 1/2
      Fourth Quarter...........................       7 1/4     6 1/4

               As of December 31, 1995, there were approximately 284 holders of record of First Central's Common Stock.

Dividends

               As the principal asset of First Central, First Central Insurance provides the only material source for the payment of dividends by First Central. Under the insurance laws of the State of New York, cash dividends to shareholders may be declared or distributed by First Central Insurance only from earned surplus. In addition, among other statutory restrictions, dividends are limited in any twelve month period to the lesser of ten percent of policyholders' surplus as shown in the insurer's last annual statement on file with the Insurance Department, or one hundred percent of adjusted net investment income during such twelve month period, unless the Superintendent authorizes a greater dividend. First Central Insurance's total Surplus to Policyholders as of December 31, 1995 amounted to $26,350,816 (computed on the basis of SAP). However, by reason of the foregoing statutory restrictions, $2,635,082 thereof is available for distribution as a dividend by First Central Insurance to First Central.

               Any payment of dividends by First Central Insurance to First Central would result in a reduction in its capacity to write new premiums, since the volume of insurance that can be written is determined by the available surplus of First Central Insurance. Any payment of dividends by First Central Insurance may be further limited to maintain the acceptable industry standard relationship of net premiums written not to exceed three times surplus.

               First Central declared dividends of $0.12, $0.105 and $0.10 per share respectively in 1995, 1994 and 1993. The declaration and payment of dividends in the future will depend, subject to the discretion of the Board of Directors, upon First Central's and First Central Insurance's earnings, financial condition, business needs, capital and surplus requirements, government regulations, and other relevant factors.

ITEM 6.        SELECTED FINANCIAL DATA.

               The following selected financial data should be read in conjunction with the consolidated financial statements of First Central and related footnotes appearing elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data, with the exception of the ratio of earnings to fixed charges for each of the five years in the period ended December 31, 1995, are derived from First Central's audited consolidated financial statements for such years.

                                                        Income Statement Data
                                                       Years Ended December 31
                                    --------------------------------------------------------
                                       1995         1994       1993       1992         1991
                                       ----         ----       ----       ----         ----
                                           (Dollars in Thousands, except per share data)
Net Premiums Earned ...............   $ 53,034    $ 50,061   $ 42,814   $ 29,456   $ 28,072
Net Investment Income .............      4,905       4,784      3,979      3,417      3,164
Realized Gains ....................      1,100         951      2,114      1,192      1,134
Total Premiums and Other
 Revenues .........................     59,897      56,265     49,447     34,622     32,722
Losses ............................     34,724      23,514     20,061     14,130     11,925
Loss Adjustment Expenses ..........      7,337       6,110      5,714      2,680      3,869
Interest Expense ..................        607         642        827      1,053      1,148
Total Expenses ....................     60,493      48,605     43,496     31,178     30,163
Income (Loss) Before Income Taxes .       (595)      7,660      5,952      3,444      2,559
Income Taxes ......................       (956)      1,944      1,450        512        452
Income Before Extraordinary Item ..        361       5,716      4,502      2,932      2,107
Extraordinary Item ................          0           0          0          0        419
Net Income ........................   $    361    $  5,716   $  4,502   $  2,932   $  2,526

Per Share Data:
 Primary:
  Income Before Extraordinary Item.   $   0.06    $   0.97   $   0.80   $   0.53   $   0.38
  Extraordinary Item ..............   $   0.00    $   0.00   $   0.00   $   0.00   $   0.08
                                      --------    --------   --------   --------   --------
  Net Income ......................   $   0.06    $   0.97   $   0.80   $   0.53   $   0.46
                                      ========    ========   ========   ========   ========

 Fully Diluted:
  Income Before Extraordinary Item.   $   0.06    $   0.90   $   0.75   $   0.53   $   0.38
  Extraordinary Item ..............   $   0.00    $   0.00   $   0.00   $   0.00   $   0.08
                                      --------    --------   --------   --------   --------
  Net Income ......................   $   0.06    $   0.90   $   0.75   $   0.53   $   0.46
                                      ========    ========   ========   ========   ========
 Cash Dividends Declared ..........   $   0.12    $  0.105   $   0.10   $   0.10   $   0.10
                                      ========    ========   ========   ========   ========
 Ratio of Earnings to Fixed
  Charges .........................      0.2:1       9.3:1      5.9:1      3.4:1      2.9:1
                                      ========    ========   ========   ========   ========

                                                              Balance Sheet Data
                                                                  December 31
                                       ----------------------------------------------------------------
                                           1995          1994         1993          1992 *       1991 *
                                           ----          ----         ----          ----         ----
                                                (Dollars in Thousands, except per share data)
ASSETS:
 Fixed Maturities...................    $  69,056      $  40,512     $  43,651      $37,424     $ 31,097
 Equity Securities..................       28,705         32,802        25,475       16,412       11,960
 Short-Term Investments.............        2,918          8,759         4,753        4,808        9,056
                                       -----------    -----------   -----------    ---------   ----------
 Total Investments..................      100,679         82,073        73,879       58,644       52,113
 Other Assets.......................       67,781         59,656        34,043       28,375       23,080
                                       -----------    -----------   -----------    ---------   ----------
 Total Assets.......................    $ 168,460      $ 141,729     $ 107,922      $87,019     $ 75,193
                                       ===========    ===========   ===========    =========   ==========

POLICY LIABILITIES & ACCRUALS:
 Losses.............................    $  78,887      $  66,500     $  38,392      $27,865     $ 23,139
 Loss Adjustment Expenses...........        7,749          7,017         6,414        4,715        4,865
 Unearned Premium...................       36,296         32,529        26,451       22,523       16,389
                                       -----------    -----------   -----------    ---------   ----------
                                          122,932        106,046        71,257       55,103       44,393

 Convertible Subordinated
  Debentures........................        6,330          6,755         7,815        9,815       11,865
 Other Liabilities..................        5,860          1,690         2,096        1,850        1,240
                                       -----------    -----------   -----------    ---------   ----------
 Total Liabilities..................      135,122        114,491        81,168       66,768       57,498
                                       -----------    -----------   -----------    ---------   ----------

 Total Shareholders' Equity.........       33,338         27,238        26,754       20,251       17,695
                                       -----------    -----------   -----------    ---------   ----------
 Total Liabilities and Shareholders'
  Equity............................    $ 168,460      $ 141,729     $ 107,922      $87,019     $ 75,193
                                       ===========    ===========   ===========    =========   ==========

 Book Value per Share...............        $5.57          $4.54         $4.60        $3.65        $3.21
                                            =====          =====         =====        =====        =====



* Restated to conform to the 1995, 1994 and 1993 presentation as a result of adopting Statement of Financial Accounting Standards No. 113.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Premiums Written and Earned

               The following table illustrates First Central Insurance's direct premiums written and net premiums earned on a category-by-category basis for 1995, 1994, and 1993.

                                          1995                  1994                  1993
                                          ----                  ----                  ----
                                                      (Dollars in Thousands)
Commercial Multiple Peril:
 Direct Premiums Written. . . .           $38,619              $32,862                $27,739
 Net Premiums Earned. . . . . .            26,870               23,024                 21,202

Workers' Compensation:
 Direct Premiums Written. . . .           $ 9,013              $10,557                $ 9,057
 Net Premiums Earned. . . . . .             7,299                9,263                  8,273

General Liability:
 Direct Premiums Written. . . .           $16,757              $13,821                $ 7,542
 Net Premiums Earned. . . . . .            12,469               10,733                  5,727

Automobile Liability:
 Direct Premiums Written. . . .           $ 5,531              $ 5,595                $ 5,753
 Net Premiums Earned. . . . . .             4,487                4,838                  5,114

Automobile Physical Damage:
 Direct Premiums Written. . . .           $ 1,606              $ 2,118                $ 2,512
 Net Premiums Earned. . . . . .             1,355                1,857                  2,123

All Categories (including those
 set forth above and others):
 Direct Premiums Written. . . .           $72,294              $65,593                $53,024
 Net Premiums Earned. . . . . .            53,034               50,061                 42,814


               Direct premiums written increased from 1994 to 1995 and from 1993 to 1994, by 10.2% and 23.7%, respectively. Such increases, were attributable principally to the expansion of First Central Insurance's markets and concentrated efforts by First Central Insurance's marketing department.

               Net premiums earned increased from 1994 to 1995 and from 1993 to 1994, by 5.9% and 16.9%, respectively. These increases, are attributable to the increases in premiums written due to an expansion of First Central Insurance's markets.

               Net premium written decreased 8.8% or approximately $4,900,000 in 1995 when compared to 1994. Ceded premiums increased 113.8% or approximately $11,600,000 in 1995 when compared to 1994 due to a change in the company's reinsurance treaty as of April 1, 1995. The endorsement to the reinsurance treaty changed the calculation of reinsurance premium from a percentage of earned premiums to a percentage of written premiums although reinsurance premiums will continue to be paid when earned. The effect of this endorsement is a change in the manner by which the Company accounts for reinsurance ceded resulting in a decrease in net premiums written and a decrease in unearned premiums. The endorsement also produces a liability; Funds held for reinsurance treaty of $3,704,947 at December 31, 1995.

Net Investment Income; Realized Gains

               During 1995 First Central Insurance, in an effort to upgrade its investment portfolio, sold approximately $16,400,000 of preferred stock and corporate notes and purchased government securities, therefore showing an increase in interest received on government securities while a decrease in corporate bond interest and dividends on preferred stock. In 1995, net investment income increased 2.5% when compared to 1994. This increase was due to the 22.7% (approximately $18,600,000) increase in invested assets during 1995. First Central Insurance recognized a net realized gain of $1,100,200 in 1995 as compared to the net realized gain of $950,898 in 1994. The 15.7% increase in realized gains in 1995 was principally due to an increase in the market value of First Central Insurance's investment portfolio resulting from favorable stock and bond market conditions evident in 1995.

               In 1994 net investment income increased 20.2% when compared to 1993. This increase was due to the 11.1% (approximately $8,000,000) increase in invested assets during 1994. During 1994, First Central recognized a net realized gain of $950,898 as compared to $2,114,412 in 1993. The 55.0% decrease in realized gains in 1994 was a result of a decrease in the market value of First Central's investment portfolio due to the decline of bond prices and weak stock market conditions evident in 1994. The 77.4% increase in realized gains for 1993 was due primarily to the sales of fixed maturity investments after a period of declining interest rates which had the effect of increasing the value of the First Central's portfolio.

               GAAP and SEC Staff Accounting Bulletin No. 59 require the portion of the unrealized loss of an individual security to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary declines in the market value of First Central's debt securities held to maturity do not affect First Central's carrying value of such securities, since First Central has the ability and the intent to hold these investments to maturity, at which time their full face value is expected to be received at no loss to First
Central. Temporary fluctuations in the market value of available for sale securities are reflected in shareholders' equity as unrealized appreciation or depreciation net of applicable deferred federal income taxes; however, any decline in the value of the security below its cost considered to be "other than temporary" is reflected as a realized loss in First Central's income statement. Once an investment is written down to reflect an other than temporary decline, the writedown, which is charged against operations, establishes a new cost basis for the security.

               During 1995, one security was deemed to have a decline in market value other than temporary. As a result of a recent public announcement stating that Discovery Zone Inc. filed for Chapter 11 bankruptcy protection, First Central Insurance wrote down the cost of the Discovery Zone Inc. subordinated Notes due 2000 held in First Central Insurance's investment portfolio. As of December 31, 1995, First Central Insurance held $3,000,000 par value of this security with a market value of $772,500. First Central Insurance realized a loss of $555,281 on this security lowering the amortized cost to the December 31, 1995 market value of $772,500.

               At December 31, 1995, the total net unrealized gain applicable to First Central's available-for-sale securities amounted to $759,806. The unrealized gain is net of deferred taxes of $392,000 for a total gross unrealized gain of $1,151,806. At December 31, 1994, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $5,829,873, net of deferred taxes of $3,003,000 for a total gross unrealized loss of $8,832,873. The unrealized gain in 1995 was a result of a increase in the market value of First Central Insurance's investment portfolio in 1995. The

1994 increase in unrealized losses when compared to 1993 was a result of a decline in bond prices and weak stock market conditions evident in 1994.

Losses and Loss Adjustment Expense Reserves

               The amount of losses and the related loss adjustment expenses are dependent upon a number of factors, including claims frequency and the number and type of policies written. These factors may fluctuate from year to year, and not necessarily in any relationship to the amount of premiums written or earned.

               First Central Insurance periodically reviews its programs and reevaluates classes of insurance which it writes.

               As claims are incurred, provisions are made for unpaid losses and loss adjustment expenses, less related reinsurance by: accumulating individual case estimates for losses reported prior to the close of an accounting period; estimating unreported losses based upon past experience modified for current trends; and estimating expenses for investigating and adjusting claims based upon past experience. Such liabilities are necessarily subject to the impact of future changes in claims severity. Notwithstanding the variability inherent in such estimates, First Central Insurance's management believes that the provisions made for unpaid losses and loss adjustment expenses are adequate. Such estimates are continually reviewed, and as adjustments thereto become necessary, such adjustments are reflected in current operations. As of September 1991, First Central Insurance retained an actuarial firm, Stergiou and Gruber Risk Consultants, on a retainer, which reviews First Central Insurance's reserves quarterly and is available on a daily basis for consultation.

               Estimated salvage and subrogation recoveries are recorded after considering the effect of payments to reinsurers based on Management's estimate of the future recoveries applicable to claims incurred prior to December 31.

               In 1995 incurred losses increased by 47.7% when compared to 1994. This increase was due primarily to an approximate $7,400,000 increase in incurred-but-not-reported ("IBNR") reserves and approximately $3,800,000 increase in paid losses during the 1995 year when compared to 1994. During 1995, an extensive review of the Company's loss reserves was conducted by the Company's independent actuary. As a result of this review IBNR reserves were increased $8,400,000 in the fourth quarter of 1995 for a total annual increase of approximately $11,300,000. In 1994 and 1993 incurred losses increased by 17.2% and 42.0%, respectively, when compared to the previous year. The increase in incurred losses was attributable to the strengthening of the case and "IBNR" reserves and due to increases in premiums written.

               In 1995 incurred loss adjustment expenses increased 20.1% over the corresponding period in 1994. This increase was due primarily to an increase in paid loss adjustment expenses. In 1994 incurred loss adjustment expenses increased by 6.9%, in comparison to 1993. This increase was due to an increase in paid allocated and unallocated loss adjustment expenses.

               First Central Insurance's loss ratio on its commercial multiple peril line of insurance increased to 70.2% in 1995 compared to 43.1% in 1994 and 33.4% in 1993. The increased loss ratio in the 1995 year was due primarily to approximately $6,800,000 increase in "IBNR" reserves when compared to 1994.

               In 1995 First Central's loss ratio on its workers' compensation line of business increased to 50.9% in 1995 primarily due to approximately $1,600,000 increase in "IBNR" reserves when compared to 1994. In 1994, First Central Insurance's loss ratio on its workers' compensation line of business decreased to 41.6% compared to 58.1% in 1993. This decrease was due to less losses incurred and an increase in premiums earned.

               In 1995, 1994 and 1993, First Central Insurance's loss ratio on its general liability line of insurance increased in comparison to its prior year's loss ratio; the 1995 ratio of 62.0%, 1994 ratio of 47.6% and the 1993 ratio of 31.9%. The loss ratio in 1995 increased primarily due to an increase in IBNR reserves of approximately $2,400,000 when compared to 1994.

               First Central Insurance's loss ratio on its automobile liability line of insurance increased to 80.7% in 1995 from 77.8% in 1994 and 87.9% in 1993, primarily due to the private passenger portion of the automobile liability line of business. Due to the historically increasing loss ratios on private passenger automobile liability insurance, First Central Insurance reviews this line and limits writings to the amount necessary to satisfy state insurance regulations. Additionally, First Central Insurance received permission from NYS Insurance Department to increase rates on private passenger automobile liability insurance which was implemented in December 1993.

               In 1995, First Central Insurance's loss ratio on automobile physical damage line of business decreased to 47.7% when compared to 50.4% in 1994 and 66.5% in 1993 due to the continuing review and limitation of writings on this line of business. First Central Insurance has implemented restrictive guidelines in respect of the underwriting of this line of business.

Underwriting Expenses and Underwriting Expense Ratio

               Underwriting Expenses are a combination of Policy Acquisition Costs and Other Operating Expenses as shown on the statement of income.

               In 1995 First Central's underwriting expenses decreased 0.9% when compared to 1994. This was a result of First Central Insurance's policy acquisition costs decreasing 1.0% and other operating expenses decreasing 0.7% when compared to the same period in 1994. The decrease in underwriting expenses was primarily due to an increase in ceded commissions and a decrease in rent offset by increases in commissions, premium taxes, real estate expenses, payroll and depreciation.

               In 1994 First Central's underwriting expense increased by 5.7% over such expenses for 1993 while the underwriting expense ratio decreased from 35.2% in 1993 to 31.2% in 1994. The underwriting expenses in 1994 exceeded prior year amounts primarily due to additional premium tax expenses incurred and additional employee staffing, both as a result of an increase in premium writing, offset in part by a decrease in amortization expense.

Interest Expense

               First Central's interest expense in 1995, 1994 and 1993 was approximately $607,000, $642,000 and $827,000, respectively. The interest expenses were attributable primarily to interest paid under the Debentures which were sold between September 1988 and January 1989. The interest expense is decreasing due primarily to First Central's purchase, retirement and conversions of an aggregate of $5,920,000 principal amount of the original $12,250,000 aggregate principal amount of the Debentures. In 1995, 1994 and 1993, $425,000, $1,060,000 and $2,000,000 principal amount of the Debentures, respectively, were purchased and retired.

Provision for Doubtful Accounts

               The provision for doubtful accounts during 1995, 1994, and 1993 was $695,865, $1,056,557 and $542,730, respectively. The 1995 decrease in the provision was due to a smaller percentage of auditable policies issued during the 1995 year. The 1994 and 1993 increases in the provision for doubtful accounts is directly related to the increase in premium writing and the resulting increase in agents' balances.

Other Operating Expenses

               Operating expenses remained consistant for 1995 when compared to 1994. Operating expenses increased by 8.3% in 1994 when compared to 1993. This increase was due to additional personnel and the related increase in payroll expenses in 1994.

Net Income

               Net income decreased 93.7% in 1995 when compared to 1994. This was a result of an increase in IBNR reserves and paid losses (see "Losses and Loss Adjustment Expense Reserves" above) as offset by increases in earned premiums, net investment income, realized gains, and claims adjusting revenue and a decrease in interest expense, underwriting expenses and doubtful accounts and income taxes.

               Net income  increased  27.0% in 1994 when compared to 1993.  This was a result of increases in earned premiums, net investment income, and a decrease in interest expense offset in part by an increase in losses, loss adjustment expenses, underwriting expenses, doubtful accounts and other operating expenses, and a decrease in claims adjusting revenues and realized gains.

Reinsurance
               First Central Insurance reinsures a portion of substantially all of the risks which it underwrites. First Central Insurance has entered into reinsurance treaties with Nat Re covering all risks underwritten by First Central Insurance. First Central Insurance also maintains an automatic facultative property loss reinsurance facility with Munich American and Swiss Re. See "Business -- Reinsurance Ceded" and Note 4 of the Notes to First Central's Consolidated Financial Statements for a discussion of those treaties.

               In 1995, the First Central Insurance ceded premiums of approximately $21,726,000 on approximately $72,294,000 of direct written premium whereas, in 1994, premiums of approximately $10,163,000 were ceded on approximately $65,593,000 of direct written premium. The increase in ceded premiums for 1995 was due to an increase in reinsurance rates and also a change in accounting procedures (see"Premiums Written and Earned"). Paid losses recovered by First Central Insurance in 1995 and 1994 amounted to approximately $6,592,000 and $2,967,000, respectively.

               A contingent commission from Swiss Re, based on First Central Insurance's 1994 loss ratio with them, in the amount of $91,226 was received in February 1995. For the year ended December 31, 1995 a contingent commission, in the amount of $62,110, was due to First Central Insurance.

               As a result of the actuarial report performed on the December 31, 1994 loss and loss adjustment expense reserves, the ceded IBNR was increased $10,000,000. The effect of this increase was offset by the additional direct IBNR of $13,900,000 .

               Although First Central Insurance believes it will be able to maintain its heretofore satisfactory relations with its reinsurers, the ability of First Central Insurance to directly underwrite increased volumes of insurance could be materially adversely affected in the event that one or more of its reinsuring arrangements is terminated and First Central Insurance is unable to replace or increase its reinsurance coverage.

Liquidity and Capital Resources

               The business capacity of an insurance company is based on its liquidity and capital resources. Insurance statutes and regulations which apply to insurers require maintenance of prescribed amounts in capital and surplus as well as statutory deposits with insurance authorities. The assets of insurers are maintained in statutorily prescribed investments. Insurers are also required to set up and have reserves for losses and loss adjustment expenses. Furthermore, substantial statutory and regulatory restrictions are imposed upon an insurer's ability to declare and pay cash dividends. See "Investments and Investment Portfolio", "Regulation", "Dividends" and "Losses and Loss Adjustment Expense Reserves" for a discussion of the foregoing factors as they relate to First Central Insurance. See also "Reinsurance".

               First Central and First Central Insurance's capital resources and liquidity relative to their assets have increased during the past number of years as a result of the infusion of $3.9 million net proceeds of First Central's initial public offering in 1985, $5.1 million net proceeds derived by First Central from the exercise of warrants in 1990 and the net proceeds of approximately $10.7 million derived by First Central from a private placement of its Debentures in 1988 and 1989.

               During 1992, 114,286 units each consisting of a share of common stock and a three year warrant exercisable at $7.00 per share were privately placed with one institutional investor at a price of $7.00 per unit for a total purchase price of $800,002. In March 1993, 153,846 units each consisting of a share of common stock, a two year warrant exercisable at $7.00 per share and a three year warrant exercisable at $7.50 per share were privately placed with a second institutional investor at a price of $6.50 per unit for a total purchase price of $1,000,000. The first placement was rescinded and replaced with a sale of 123,077 units to the same investor on terms conforming to the second placement. $1,000,000 principal amount of First Central's 9% Convertible Subordinated Debentures due 2000 were purchased at par from the investor in the first placement. $1,500,000 principal amount of such debentures were purchased at par from the investor in the second placement. In December 1993, 153,846 units each consisting of a share of common stock and a warrant exercisable at $7.50 per share on or prior to March 19, 1996 were privately placed with the investor in the second placement at a price of $6.50 per unit for a total purchase price of $1,000,000. During 1994, 192,307 units each consisting of a share of common stock and a warrant exercisable at $7.50 per share on or before August 31, 1996, were privately placed with two institutional investors and a reinsurance company at $6.50 per unit for a total purchase price of $1,250,000.

               Management is unaware of any trend which is reasonably likely to result in a further increase or decrease in First Central's or First Central Insurance's liquidity or capital resources except, as First Central Insurance's assets and investments have increased, the availability of investable funds have resulted in increased investment income and improved cash flow, and hence some increased liquidity of First Central Insurance. However, First Central may from time to time repurchase shares of its common stock if the appropriate conditions exist. In addition, the liquidity of the investment portfolio of an insurance company is important to its ability to maximize investment return which is a significant component of overall profitability. The portfolio of First Central Insurance included holdings of short- term investments with a maturity period of one year or less equal to 2.9%, 10.7% and, 6.4% in 1995, 1994, and 1993, respectively, of the total investments.

               First Central intends to fund its interest payment obligations (currently $569,700 per year) under its outstanding Debentures from the dividends it receives or may receive from First Central Insurance. Currently, the maximum amount which may be distributed as dividends by First Central Insurance is approximately $2,635,000.

                In accordance with FASB Statement No. 115, unrealized gains or losses on securities are classified as available for sale are reported, net of the related deferred tax effect, as increases or decreases in shareholders' equity. At December 31, 1995, the total net unrealized gain applicable to First Central's available for sale securities amounted to $759,806, net of deferred taxes of $359,000. During 1994, First Central Insurance hired additional investment advisors who continually analyze First Central's investment portfolio.

Income Taxes

               The Tax Reform Act of 1986 (the "1986 Tax Act"), and the Revenue Reconciliation Act of 1990 (the "1990 Tax Act"), contain provisions which significantly affect the taxation of insurance companies. Some of the major provisions of the 1986 Tax Act and the 1990 Tax Act are summarized below.

               The 1986 Tax Act contained provisions which significantly increased the federal income tax liabilities of property and casualty insurance companies, including First Central Insurance. Under the 1986 Tax Act, the reserve deduction for unpaid losses previously allowed to property and casualty insurance companies was modified in a manner which has resulted in increases in First Central Insurance's taxable income. Although First Central Insurance still is able to establish reserves for the estimated amount of losses incurred, the amount of such reserves must be discounted to reflect the present value of its liability to pay anticipated claims (using a discount rate of 100% of the average of the applicable federal mid-term rates). Furthermore, with respect to investments acquired after August 7, 1986, the 1986 Tax Act reduced the loss reserve deduction of property and casualty companies by 15% of any tax exempt interest income and the deductible portion of dividends received. The 1986 Tax Act also requires property and casualty companies to reduce their annual deduction for unearned premiums by 20% and requires the inclusion in income over a six-year period of 20% of their unearned premium reserve outstanding as of December 31, 1986.

               For First Central Insurance, taxes payable increased due to a requirement of the 1990 Tax Act to reduce deductions for paid and unpaid losses by the estimated salvage and subrogation recoverable on those losses. That change was effective for First Central Insurance's 1990 tax year, but the 1990 Tax Act provided a fresh-start adjustment that permits 87% of the estimated salvage and subrogation recoverable as of December 31, 1990 to be excluded from taxable income.

               In addition to the foregoing provisions of the 1986 Tax Act and the 1990 Tax Act, which specifically affects the tax treatment of property and casualty insurance companies, both Acts also contain provisions which are applicable to corporations generally, including First Central. Among such provisions are (1) a decrease of the maximum federal income tax rate on corporations to 34%; (2) a decline of the dividends received deduction for corporations to 70%; (3) a repeal of the investment tax credit; (4) a change in the depreciation rules; and (5) replacement of the 15% corporate add-on minimum tax with an expanded alternative minimum tax (imposed at a 20% rate) under which, among other items, (a) tax-exempt interest earned on certain newly issued bonds and (b) for years 1987 through 1989, 50% of the amount by which a corporation's pre-tax financial statement income (and for years after 1989, 75% of the adjusted current earnings and profits of the corporation) exceeds the alternative minimum taxable income are treated as tax preference items.

               Management does not believe that the provisions of either of such Acts have materially affected First Central's future liquidity. Management further believes that increases in First Central's federal income tax liability occasioned by reason of the Acts' provisions have not materially impacted upon First Central's future results of operations or its sources or uses of capital resources.

               In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement No. 109, "Accounting for Income Taxes," which First Central was required to adopt on January 1, 1993. The adoption changed the method of accounting for deferred income taxes from the deferred method to the liability method. Under the deferred method, First Central deferred the past tax effects of timing differences between financial reporting and taxable income. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

               The adoption of Statement No. 109 did not have a significant effect on the January 1, 1993 balance sheet or on the results of operations for the year ended December 31, 1993.

               First Central had gross deferred tax assets of approximately $7,115,000 and gross deferred tax liabilities of approximately $2,650,000 as of December 31, 1995. A valuation allowance has not been established with respect to the deferred tax asset at December 31, 1995 since it is more likely than not that the deferred tax asset will be fully realized, primarily because future reversals of existing taxable temporary differences and taxable income in prior carryback years are sufficient to realize a substantial portion of the deferred tax assets. In addition, based on the strong earnings history of First Central, future taxable income is expected to be sufficient to realize the benefit of the deferred tax assets.

Capital Commitments

               On January 17, 1995 First Central Insurance purchased the premises in which it's corporate offices are located for a purchase price of $4,000,000 in cash. Prior to purchasing the Building, management analyzed the relative benefits and costs of the purchase verses, among other things, the renewal of (i) First Central Insurance's lease which was to expire on November 30, 1995 and (ii) Mercury's lease in the same building which was to expire on March 31, 1995 (See "Item 2 Properties").

               Except for the purchase of the premises described above, neither First Central, First Central Insurance, nor Mercury made any material commitment for capital for 1995 and, does not anticipate any for 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Information required by this item is submitted on pages 35 to 61.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES.

               There have been no changes or disagreements with accountants.

                                    PART III

                                   MANAGEMENT

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of First Central is incorporated by reference to the information set forth in First Central's definitive proxy statement to be filed on or before April 29, 1996 pursuant to Regulation 14A. Information with respect to executive officers of First Central is set forth in Part I hereof at Item 4A.

ITEM 11.       EXECUTIVE COMPENSATION.

               The information required by Item 11 is incorporated by reference to the information set forth in First Central's definitive proxy statement to be filed on or before April 29, 1996 pursuant to Regulation 14A.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

               The information required by Item 12 is incorporated by reference to the information set forth in First Central's definitive proxy statement to be filed on or before April 29, 1996 pursuant to Regulation 14A.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required by Item 13 is incorporated by reference to the information set forth in First Central's definitive proxy statement to be filed on or before April 29, 1996 pursuant to Regulation 14A.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.

               (a)    The following documents are filed as part of this report:

                      (1)    Financial Statements:

                             Independent Auditor's Report

                             Consolidated Balance Sheets at December 31, 1995 and 1994

                             Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

                             Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

                             Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

                             Notes to Consolidated Financial Statements

                      (2)    Financial Statement Schedules:

                             The financial statement schedules filed as part of this report are as follows:

                             Independent Auditor's Report on Financial Statement Schedules

                             Schedule I Summary of Investments - Other than Investments in Related Parties

                             Schedule II Condensed Financial Information of Registrant

                             Schedule III    Supplementary Insurance Information

                             Schedule IV     Reinsurance

                             Schedule V      Valuation and Qualifying Accounts

                             Schedule VI     Supplemental Information Concerning
                                             Property-Casualty         Insurance
                                             Operations

               (3)    Exhibits:

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

 *10.11 Agreement to Extend Lease dated October 12, 1995 between First Central Insurance and Simon General.

  10.12 Form of Indemnity Agreement (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.20 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.13 Agreement of Tax Allocation between First Central and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.21 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.14 Property Facultative Automatic Reinsurance Agreement between First Central Insurance and North American Reinsurance Corp., effective January 1, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.22 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.15 Subscription Agreement between First Central and The Trustees of General Electric Pension Trust ("G.E."), dated March 19, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit
         10.23 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

- -----------------
*   Filed herewith

  10.16 Common Stock Purchase Warrant (Series B) issued by First Central to G.E., dated March 19, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.25 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.17 Subscription Agreement, dated April 16, 1993 between First Central and SBSF Funds, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.26 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.18 Common Stock Purchase Warrant (Series B) issued by First Central to Atwell dated April 16, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.28 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.19 Subscription Agreement, dated December 3, 1993 between First Central and GE (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.29 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.20 Common Stock Purchase Warrant (Series B) issued by First Central to GE, dated December 3, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.30 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.21 Stock Option, dated September 10, 1993, granted to Martin J. Simon by First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.31 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.22 Employment Agreement, dated as of March 18, 1994, by and between First Central and Martin J. Simon (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.32 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.23 Software License Agreement, dated May 4, 1994, between the Wheatley Group, Ltd. and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.33 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.24 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.34 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.25 Endorsement No. 1 of Agreement No. 3522-01002 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.35 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.26 Investment Advisory Agreement, dated June 30, 1994 between First Central Insurance and Cramer Rosenthal McGlynn, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.36 to
         First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.27 Contract of Sale, dated October 18, 1994 between Lynbrook Court Associates and First Central Insurance (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.37 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.28 Subscription Agreement, dated August 19, 1994, between First Central and CRM Retirement Partners, L.P. ("CRM") (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.38 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.29 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.39 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.30 Subscription Agreement, dated August 19, 1994, between First Central and CRM (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.40 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.31 Common Stock Purchase Warrant (Series C) issued by First Central to CRM, dated August 19, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.41 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.32 Subscription Agreement, dated September 2, 1994, between First Central and National Reinsurance Corp. (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.42 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

  10.33 Common Stock Purchase Warrant (Series C) issued by First Central to National Reinsurance Corp, dated August 2, 1994 (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.43 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 *11     Computation of Per Share Earnings.

 *12     Computation of Ratio of Earnings to Fixed Charges.

  21 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 Reg. No. 33-25264).

 *23     Consent of McGladrey & Pullen, LLP.

 +28 Schedule P to the Annual Statement provided by First Central Insurance to the New York Insurance Department for the year ended December 31, 1995.

- -------------------------
* filed herewith
+ filed pursuant to Item 304 of Regulation S-T under cover of Form SE.

  (b)    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the last quarter of fiscal 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CENTRAL FINANCIAL CORPORATION

                                           By:    /s/ MARTIN J. SIMON
                                             -----------------------------------
March 29, 1996                                    Martin J. Simon, President
                                                  (Principal Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                         DATE
           ---------                                      -----                         ----

/s/ Martin J. Simon                     President (Principal                      March 29, 1996
- -------------------------------         Executive Officer
Martin J. Simon                          and Director

/s/ Joel I. Dollinger                   Executive Vice President                  March 29, 1996
- -------------------------------         and Director
Joel I. Dollinger

/s/ Harvey Mass                         Senior Vice President and                 March 29, 1996
- -------------------------------         Director
Harvey Mass

/s/ Joan M. Locascio                    Treasurer, Vice President                 March 29, 1996
- -------------------------------         (Chief Financial
Joan M. Locascio                         and Accounting Officer)
                                        and Director

/s/ Raymond F. Brancaccio               Vice President and                        March 29, 1996
- -------------------------------         Secretary
Raymond F. Brancaccio

/s/ Allan R. Goodman                    Vice President and Director               March 29, 1996
- -------------------------------
Allan R. Goodman

/s/ Joseph P. Ciorciari                 Director                                  March 29, 1996
- -------------------------------
Joseph P. Ciorciari

/s/ Ralph J. Drabkin                    Director                                  March 29, 1996
- -------------------------------
Ralph J. Drabkin

/s/ Saul Erdman                         Director                                  March 29, 1996
- -------------------------------
Saul Erdman


                                      Director
- ----------------------------
Herbert V. Friedman

/s/ Louis Gottlieb                    Director                                    March 29, 1996
- ----------------------------
Louis Gottlieb

/s/ Louis V. Siracusano               Director                                    March 29, 1996
- ----------------------------
Louis V. Siracusano

/s/ Seymour D. Uslan                  Director                                    March 29, 1996
- ----------------------------
Seymour D. Uslan

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
First Central Financial Corporation
Lynbrook, New York


We have audited the accompanying consolidated balance sheets of First Central Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 115 on January 1, 1994 and changed its method of accounting for certain investments in debt and equity securities.




McGladrey & Pullen, LLP
New Haven, Connecticut
March 6, 1996

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Balance Sheets


                                                             December 31         December 31
                                                                 1995                1994
                                                            -----------------------------------
ASSETS
Investments (Note 3)
 Securities available-for-sale, at market value:
   Fixed maturities (amortized cost 1995 - $35,181,479;
   1994 - $33,426,715)                                       $   35,640,019     $   30,574,904
   Equity securities (cost; 1995 - $28,011,278; 1994 -
   $38,782,895)                                                  28,704,546         32,801,833
 Fixed maturity securities held-to-maturity at amortized
   cost (market 1995 - $33,693,837; 1994 - $9,896,497)           33,415,757          9,937,037
 Short-term investments, at cost, which approximates market       2,918,369          8,759,364
                                                            -----------------------------------
    Total Investments                                           100,678,691         82,073,138

Cash                                                              1,499,829            409,612
Accrued investment income                                           835,720            944,470
Agents' balances, less allowance for doubtful accounts
 (1995 - $1,554,074; 1994 - $1,321,936) (Note 7)                 17,871,850         15,202,267
Reinsurance receivables on unpaid losses                         19,541,811         24,589,577
Reinsurance receivables on paid losses                              817,681            243,504
Prepaid reinsurance premiums                                      8,206,455          1,973,997
Federal income taxes recoverable                                  2,467,225            154,262
Other receivables                                                   333,234            139,444
Deferred policy acquisition costs (Note 5)                        6,351,976          7,339,084
Deferred debenture costs                                            438,603            541,696
Deferred income taxes (Note 6)                                    4,465,000          6,280,000
Property and equipment less accumulated depreciation
 (1995 - $1,639,866; 1994 - $1,562,814) (Note 13)                 4,523,949          1,045,799
Other assets                                                        428,325            791,730
                                                            -----------------------------------
                                                            $  168,460,349        $141,728,580
                                                            ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy Liabilities (Note 8)
  Unpaid losses                                             $   78,887,340       $  66,499,524
  Unpaid loss adjustment expenses                                7,749,141           7,016,895
  Unearned premiums                                             36,295,661          32,529,415
                                                            -----------------------------------
    Total Policy Liabilities                                   122,932,142         106,045,834

Funds held for reinsurance treaty                                3,704,947             -
Reinsurance payable (Note 4)                                     1,393,663             503,684
Obligation under capital leases (Note 16)                          -                    84,744
Convertible subordinated debentures (Note 12)                    6,330,000           6,755,000
Other liabilities                                                  761,988           1,101,335
                                                            -----------------------------------
     Total Liabilities                                          135,122,740        114,490,597
                                                            -----------------------------------


Commitments and contingencies (Notes 4, 13 and 16)

Shareholders'  Equity (Notes 3, 9, 10, 12, and 14)
 Common Stock,  par value $.10 per share authorized -
  20,000,000 shares; issued (1995 - 6,589,012 shares;
  1994 - 6,576,512 shares)                                          658,902            657,652
 Additional paid-in capital                                      13,209,395         13,139,551
 Net unrealized appreciation (depreciation) on securities
  available for sale, net of deferred taxes of
  (1995 - $392,000; 1994 - $3,003,000)                              759,806         (5,829,873)
 Retained earnings                                               22,826,898         23,189,795
                                                            -----------------------------------
                                                                 37,455,001         31,157,125
Less treasury stock, at cost (1995 - 600,404 shares;
 1994 - 572,404 shares)                                          (4,117,392)        (3,919,142)
                                                            -----------------------------------
    Total Shareholders' Equity                                   33,337,609         27,237,983
                                                            -----------------------------------
                                                             $  168,460,349       $141,728,580
                                                            ===================================

See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income

                                                                Years Ended December 31
                                                     --------------------------------------------
                                                          1995           1994          1993
                                                     --------------------------------------------
REVENUES
Premiums written - Direct (Note 7)                   $   72,293,513  $ 65,592,939  $  53,023,533
Reinsurance ceded (Note 4)                              (21,725,782)  (10,162,490)    (6,531,054)
                                                     --------------------------------------------
      Net Premiums Written                               50,567,731    55,430,449     46,492,479
Decrease (increase) in unearned premiums                  2,466,212    (5,369,722)    (3,678,385)
                                                     --------------------------------------------
      Net Premiums Earned                                53,033,943    50,060,727     42,814,094
Net investment income (Note 3)                            4,904,755     4,783,872      3,978,630
Realized gain on investments (Note 3)                     1,100,200       950,898      2,114,412
Claims adjusting revenues                                   653,714       469,228        540,324
Rental income                                               204,690         -             -
                                                     --------------------------------------------
      Total Revenues                                     59,897,302    56,264,725     49,447,460
                                                     --------------------------------------------

EXPENSES
Losses                                                   34,724,208    23,514,168     20,060,511
Loss adjustment expense (Notes 7, 8)                      7,337,057     6,109,775      5,713,571
Policy acquisition costs (Note 5)                        12,691,206    12,813,100     12,223,041
Interest expense                                            606,619       641,696        826,688
Provision for doubtful accounts                             695,865     1,056,557        542,730
Other operating expenses                                  4,437,794     4,469,784      4,129,030
                                                     --------------------------------------------
      Total Expenses                                     60,492,749    48,605,080     43,495,571
                                                     --------------------------------------------

Income (Loss) Before Income Taxes                          (595,447)    7,659,645      5,951,889

Income Taxes (Note 6)                                      (956,000)    1,943,500      1,450,000
                                                     --------------------------------------------
          Net Income                                  $     360,553  $  5,716,145  $   4,501,889
                                                     ============================================
Per Share Data:
 Primary:
  Net Income                                                  $0.06         $0.97          $0.80
                                                              =====         =====          =====

 Fully Diluted:
  Net Income                                                  $0.06         $0.90          $0.75
                                                              =====         =====          =====

 Cash Dividends Declared                                      $0.12        $0.105          $0.10
                                                              =====        ======          =====






See Notes to Consolidated Financial Statements.

              FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1995, 1994, and 1993

                                                                        Net Unrealized
                                                                       Depreciation on
                                           Additional   Net Unrealized   Securities
                         Common Stock       Paid-In     Depreciation on   Available  Retained      Treasury Stock
                      Shares      Amount    Capital    Equity Securities  For Sale   Earnings     Shares     Amount        Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1992   6,067,773   $606,777  $10,238,432   $(1,087,063)   $    -     $14,175,155   521,556  $(3,681,868)  $20,251,433

Add (deduct):
 Net income                                                                          4,501,889                            4,501,889
 Cash dividends
  declared (.10
  per share)                                                                          (568,220)                            (568,220)
 Purchase shares
  of treasury stock                                                                               44,648     (196,636)     (196,636)
 Decrease in
  unrealized
  depreciation                                               983,351                                                        983,351
 Issuance of
  additional shares    316,432     31,644    1,750,355                                                                    1,781,999

- -----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1993   6,384,205    638,421   11,988,787      (103,712)               18,108,824   566,204   (3,878,504)   26,753,816

Add(deduct):
 Net income                                                                          5,716,145                            5,716,145
 Cash dividends
  declared (.105
  per share)                                                                          (635,174)                            (635,174)
 Purchase shares
  of treasury stock                                                                                6,200      (40,638)      (40,638)
 Increase in
  unrealized
  depreciation on
  securities
  available for
  sale net of
  deferred taxes                                                        (5,741,161)                                      (5,741,161)
 Issuance of
  additional shares    192,307     19,231    1,150,764                                                                    1,169,995
 Adoption of SFAS
  No. 115 (Note 3)                                           103,712        88,712                                           15,000

- -----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1994   6,576,512     657,652  13,139,551          -       (5,829,873) 23,189,795   572,404   (3,919,142)   27,237,983

Add(deduct):
 Net income                                                                            360,553                              360,533
 Cash dividends
  declared (.12
  per share)                                                                          (723,450)                            (723,450)
 Purchase shares
  of treasury stock                                                                                28,000    (198,250)     (198,250)
 Decrease in
  unrealized
  depreciation on
  securities
  available for
  sale net of
  deferred taxes                                                         6,589,679                                        6,589,679
 Issuance of
  additional shares     12,500       1,250      69,844                                                                       71,094

- -----------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1995   6,589,012    $658,902 $13,209,395            -     $  759,806 $22,826,898   600,404  $(4,117,392)  $33,337,609
===================================================================================================================================







See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows



                                                                        Years Ended December 31
                                                              ------------------------------------------
                                                                  1995           1994          1993
                                                              -------------- ------------- -------------
OPERATING ACTIVITIES

Net Income                                                   $    360,553   $  5,716,145  $  4,501,889
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of deferred policy acquisition costs             7,339,084      6,451,030     6,022,404
  Provision for depreciation and amortization                     609,227        518,419       612,573
  Provision for losses on uncollectible receivables               695,865        318,356       557,355
  Net realized investment gains                                (1,100,200)      (950,898)   (2,114,412)
  Provision for deferred federal income taxes                  (1,580,000)    (1,002,000)     (658,000)
  Change in operating assets and liabilities:
    Decrease (increase) in accrued investment income              108,750       (102,492)       37,115
   Change in agents' balances and unearned premiums            (2,126,712)     1,198,641     2,291,072
   Change in unpaid losses, unpaid loss adjustment
    expenses, and reinsurance recoverable                      17,593,650     11,423,279     8,610,445
   Deferred policy acquisition costs                           (6,351,976)    (7,339,084)   (6,451,030)
   Other items, net                                            (2,029,992)       704,574       701,579

                                                             -------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  13,518,249     16,935,970    14,110,990
                                                             -------------------------------------------
INVESTING ACTIVITIES

Purchases of fixed maturities                                 (80,118,996)   (18,183,594)  (62,835,833)
Sales and maturities of fixed maturities                       54,768,768     18,452,975    57,695,963
Purchases of equity securities                                (17,574,355)   (34,367,822)  (50,017,400)
Sales of equity securities                                     29,587,427     22,148,307    42,858,408
Net sales (purchases) of short-term investments                 5,840,995     (4,006,878)       55,315
Purchases of property and equipment                            (3,571,521)      (542,577)      (72,678)
Deposit on purchase of building                                     -           (401,000)        -

                                                             -------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                     (11,067,682)   (16,900,589)  (12,316,225)
                                                             -------------------------------------------
FINANCING ACTIVITIES

Principal payments on convertible subordinated debentures        (425,000)    (1,060,000)   (2,000,000)
Principal payments on capital lease obligations                   (84,744)      (159,681)     (208,427)
Cash dividend paid                                               (723,450)      (635,174)     (568,220)
Proceeds from issuance of shares of common stock                   71,094      1,169,995     1,781,999
Purchase of shares of common stock for the treasury              (198,250)       (40,638)     (196,636)

                                                             -------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                      (1,360,350)      (725,498)   (1,191,284)
                                                             -------------------------------------------

 INCREASE (DECREASE) IN CASH                                    1,090,217       (690,117)      603,481

CASH AT BEGINNING OF YEAR                                         409,612      1,099,729       496,248
                                                             -------------------------------------------
CASH AT END OF YEAR                                          $  1,499,829   $    409,612  $  1,099,729
                                                             ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:

        Interest                                             $    624,000   $    681,000  $    901,000
                                                             ===========================================
        Income Taxes                                         $  2,934,000   $  2,102,000  $  2,612,000
                                                             ===========================================




See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION

First Central Financial Corporation ("First Central" or the "Company") is a New York State corporation. First Central's wholly-owned subsidiaries are First Central Insurance Company ("First Central Insurance"), a property/casualty insurance company, and Mercury Adjustment Bureau, Inc. ("Mercury"), a claim adjustment and investigation company.

Revenues are derived principally through First Central Insurance, which is engaged in insuring property and casualty risks (principally commercial multiple peril, workers' compensation, general liability, automobile liability and physical damage in the state of New York). First Central Insurance cedes to reinsurers a certain portion of its coverages to limit its share of potential losses on individual claims (see Note 4).

First Central Insurance receives a significant portion of its business from a general agent who is deemed to be a related party and one other who is not a related party (see Note 7). The loss of the business relationship that First Central Insurance has with either of these two general agents could have a materially adverse effect upon its future operations.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and which, with respect to First Central Insurance, differ in some respects from the
Statutory Accounting Principles ("SAP") prescribed or permitted by the regulatory authorities, follows:

Principles of Consolidation: The accompanying consolidated financial statements include the accounts and operations of First Central, First Central Insurance and Mercury after eliminating all significant intercompany balances and transactions.

Accounting Estimates: Managements considers available facts and knowledge of existing circumstances when establishing estimated amounts included in the financial statements. While it does not generally expect significant near-term changes in estimated amounts reflected in the accompanying consolidated financial statements, operating in the insurance industry requires management to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are (1) salvage and subrogation, (2) fair values of investments in securities and other
financial   instruments,   (3)  policy   liabilities  and  (4)  deferred  policy
acquisition costs. Estimates regarding all of the preceding are inherently subject to change and are reassessed by management as of each reporting date.

Recognition of Premium Revenues: Premiums are recognized as revenue ratably over the terms of the related insurance policies (generally one year). Unearned premiums are calculated using the daily pro-rata basis.

Investment in Debt and Marketable Equity Securities and Accounting Change: First
Central  has  investments  in  debt  and  marketable  equity  securities.   Debt
securities consist primarily of obligations of

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

the U.S. government, state governments and domestic corporations. Marketable equity securities consist primarily of common and preferred stocks that are traded or listed on national exchanges.

First Central adopted the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. Statement 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. The classification of these securities and the related accounting policies are as follows:

Securities held-to-maturity: Securities classified as held to maturity are those debt securities First Central has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value.

Securities available-for-sale: Securities classified as available for sale are those debt securities that First Central intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the First Central's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are reported at fair value adjusted for other-than-temporary declines in fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the first-in, first-out method, are included in earnings.

Securities held for trading: Trading securities, if any, which are generally held for the short term in anticipation of market gains, are recorded at their fair value. Realized and unrealized gains and losses on trading account assets are recognized in the income statement.

Prior to the adoption of Statement 115, First Central stated its debt securities at amortized cost. The marketable equity securities were stated at market value, with unrealized losses charged to a separate component of shareholders' equity. Under both the newly adopted accounting standard and the Company's former accounting practices, premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the first-in, first-out method. Short-term investments are stated at cost, which appropriates market.

Note 3 to the financial statements provides further information about the effect of adopting Statement 115.

Policy Acquisition Costs: Commissions, premium taxes, and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs are limited to the amounts estimated to be recoverable from the related unearned premiums after giving effect to anticipated losses, loss adjustment expenses, and expenses necessary to maintain the premiums in force, which are

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

based on reasonable groupings of business, consistent with the manner of acquiring, servicing, and measuring the profitability of such business. When the anticipated losses, loss adjustment expenses, and policy maintenance expenses exceed the related unearned premiums, and anticipated investment income, a provision for the indicated deficiency is recorded.

Insurance Liabilities: The liabilities for unpaid losses and loss adjustment expenses represent estimated amounts determined from loss reports and individual cases and an amount, based on past experience of First Central and comparable industry experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amounts included in the accompanying financial statements are adequate, the ultimate liabilities may vary from the estimated amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed by the claims department, and any adjustments are reflected in earnings currently. As of September 1991, First Central Insurance retained an actuarial firm, Stergiou and Gruber Risk Consultants, who on a quarterly basis, prepares a review of loss reserves and with the exception of September 1995, prepares a quarterly report. The liabilities for unpaid losses and loss adjustment expenses are reported net of estimated salvage and subrogation recoverable of approximately $1,663,000 and $1,060,000 at December 31, 1995 and December 31, 1994, respectively.

Reinsurance: In the normal course of business, First Central Insurance seeks to reduce the losses arising from insured claims by reinsuring certain levels of risk among the various lines of business with reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. The effects of subsequent changes to the estimates are recognized into earnings in the year of change.

Income Taxes: First Central, First Central Insurance, and Mercury file a consolidated federal income tax return.

As discussed in Note 6, First Central adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective January 1, 1993. The adoption changed the method of accounting for deferred income taxes from the deferred method to the liability method. In accordance with Statement No. 109, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Amortization and Depreciation: Goodwill, included in other assets, is being amortized on a straight-line basis over a period of 40 years. Amortization of the costs associated with the issuance of the convertible subordinated debentures is provided using the effective interest method (see Note 12). Equipment is recorded at cost and is being depreciated using the straight-line method over periods ranging from five to seven years.

Building including related equipment and improvements are also recorded at cost and are being depreciated using that straight-line method over periods ranging from five to thirty-nine years.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Per Share Data: Primary net income per share is based on the weighted average number of shares of common stock and common stock equivalents (warrants and options) outstanding during each year. Fully diluted net income per share assumes, beginning in September l988, the conversion of the convertible subordinated debentures (date of issue September l, l988). For the years ended December 3l, 1995, 1994, and l993 the weighted average number of shares used in the primary earnings per share computation were 6,037,606, 5,926,401, and 5,649,207 respectively. For the years ended December 31, 1995, 1994 and 1993 weighted average number of shares used in the fully diluted earnings per share computation were 6,037,606, 6,836,758 and 6,692,975 respectively.

As discussed in Note 2, the Company adopted FASB Statement No. 115 as of January 1, 1994. In accordance with Statement 115, the 1993 comparative financial statements have not been restated for the change in accounting principle. The adoption of Statement 115 had no effect on net income. The January 1, 1994 balance of shareholders' equity was increased by $15,000, net of deferred taxes, to recognize the net unrealized holding gain on securities at that date.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS

At December 31, 1995 and 1994, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated market values of investments in available-for-sale securities and held-to-maturity securities are summarized as follows:

                                                     Gross          Gross        Estimated
                                    Amortized     Unrealized     Unrealized       Market
                                      Cost           Gains         Losses          Value
                                  -----------     ----------    -----------    -----------
Available-for-sale securities at
 December 31, 1995:

Fixed maturity securities:
 U.S. government securities      $10,184,178      $195,333      $    5,530     $10,373,981
 Mortgage backed securities        3,075,406        29,483            -          3,104,889
 Obligations of states and
  political subdivisions          17,572,941       343,054          47,652      17,868,343
 Corporate Obligations             4,348,954        82,178         138,326       4,292,806
                                 -----------    ----------     -----------     -----------
    Total Fixed Maturities        35,181,479       650,048         191,508      35,640,019

Equity securities                 28,011,278     2,355,147       1,661,879      28,704,546
                                 -----------    ----------     -----------     -----------
    Total                        $63,192,757    $3,005,195      $1,853,387     $64,344,565
                                 ===========    ==========     ===========     ===========
Held-to-maturity securities at
 December 31, 1995:

Fixed maturity securities:
 U.S. government securities       $20,191,262     $ 60,742      $      126     $20,251,878
 Obligations of states and
  political subdivisions           12,528,495      246,918          11,704      12,763,709
 Debt securities issued by a
  foreign government                  696,000           -           17,750         678,250
                                  -----------     ---------     -----------    -----------
    Total                         $33,415,757     $307,660      $   29,580     $33,693,837
                                  ===========     =========     ===========    ===========

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS--Continued

                                                       Gross           Gross          Estimated
                                    Amortized       Unrealized      Unrealized         Market
                                      Cost             Gains          Losses            Value
                                  -------------    ------------    -------------    -------------
Available-for-sale securities at
 December 31, 1994:

Fixed maturity securities:
 U.S. government securities       $  8,553,618     $    17,907     $   170,293      $  8,401,232
 Obligations of states and
  political subdivisions            12,528,753          17,158         840,982        11,704,929
 Debt securities issued by a
  foreign government                    50,000           -               -                50,000
 Corporate Obligations              12,294,344          11,116       1,886,717        10,418,743
                                  -------------    ------------    -------------    -------------
    Total Fixed Maturities          33,426,715          46,181       2,897,992        30,574,904
Equity securities                   38,782,895         112,266       6,093,328        32,801,833
                                  -------------    ------------    -------------    -------------
    Total                         $ 72,209,610     $   158,447     $ 8,991,320      $ 63,376,737
                                  =============    ============    =============    =============
Held-to-maturity securities at
 December 31, 1994:

Fixed maturity securities:
 U.S. government securities       $  5,870,050     $     -         $    17,595      $  5,852,455
 Obligations of states and
  political subdivisions             8,221,563         123,194         127,139         8,217,618
 Debt securities issued by a
  foreign government                   631,000           -              19,000           612,000
                                  -------------    ------------    -------------    -------------
    Total                         $ 14,722,613     $   123,194     $   163,734      $ 14,682,073
                                  =============    ============    =============    =============

Held-to-maturity securities were classified in the following balance sheet captions as of December 31, 1995 and 1994:

                                             1995                1994
                                          ------------      -------------
Short-term investments                    $      -          $  4,785,576
Investment in held-to-maturity securities  33,415,757          9,937,037
                                          ------------      -------------
                                          $33,415,757       $ 14,722,613
                                          ============      =============

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS--Continued

The amortized cost and estimated market value of fixed maturities at December 31, 1995, by contractual maturity are shown below. Actual maturities may be different because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available-for-Sale             Held-to-Maturity
                                         -------------------------     --------------------------
                                           Amortized                     Amortized
                                             Cost     Market Value         Cost     Market Value
                                         -------------------------     --------------------------
Due in one year or less                  $1,018,921   $ 1,013,416      $20,148,468   $20,193,262
Due after one year through five years     7,994,518     8,124,138        2,950,128     3,004,849
Due after five years through ten years    9,098,216     9,185,017        6,312,582     6,392,596
Due after ten years through twenty years 11,151,976    11,333,749        3,230,309     3,307,103
Due after twenty years                    5,917,848     5,983,699          774,270       796,027
                                         -----------  -----------      -----------   -----------
                                         $35,181,479  $35,640,019      $33,415,757   $33,693,837
                                         ===========  ===========      ===========   ===========

At December 31, 1995 and 1994, investments in fixed maturity securities carried at an amortized cost of approximately $300,000 were on deposit with regulatory authorities as required by law.

The change in the difference between cost (principally amortized cost of bonds and notes) and market values for fixed maturities and equity securities for 1995, 1994 and 1993 is summarized below:

                                                1995               1994             1993
                                                ----               ----             ----
Fixed maturities:
 Market value                              $ 69,333,856       $ 40,471,401     $ 44,170,255
 Amortized cost                              68,597,236         43,363,752       43,651,214
                                           --------------     --------------   --------------
Unrealized appreciation (depreciation)
 at end of year                                 736,620         (2,892,351)         519,041

Unrealized (depreciation) appreciation at
 beginning of year                           (2,892,351)           519,041          207,722
                                           --------------     --------------   --------------
Change in unrealized (depreciation)
 appreciation                              $  3,628,971       $ (3,411,392)    $    311,319
                                           ==============     ==============   ==============
Equity securities:
 Market value                              $ 28,704,546       $ 32,801,833     $ 25,475,072
 Cost                                        28,011,278         38,782,895       25,578,784
                                           --------------     --------------   --------------

Unrealized appreciation (depreciation) at
 end of year                                    693,268         (5,981,062)        (103,712)
Unrealized depreciation at beginning
  of year                                    (5,981,062)          (103,712)      (1,087,063)
                                           --------------     --------------   --------------
Change in unrealized
  appreciation (depreciation)              $  6,674,330       $ (5,877,350)    $    983,351
                                           ==============     ==============   ==============

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS--Continued

The major categories of net investment income are summarized as follows:

                                                    Years Ended December 31
                                     ---------------------------------------------------
                                         1995                1994               1993
                                     ---------------------------------------------------
Interest and dividends:
 Fixed maturities                    $ 3,261,685         $2,513,033         $ 2,671,088
 Equity securities                     1,696,494          2,083,238           1,374,114
 Short-term investments                  413,103            342,688             119,815
                                     ------------        ------------       ------------
 Total interest and dividends          5,371,282          4,938,959           4,165,017
 Less investment expenses                466,527            155,087             186,387
                                     ------------        ------------       ------------

NET INVESTMENT INCOME                $ 4,904,755         $4,783,872         $ 3,978,630
                                     ============        ============       ============

Proceeds from sales and redemptions of investment securities, and gross realized gains and losses on sales of investment securities during 1995 and 1994 were as follows:


                                                         Proceeds on     Gross         Gross
                                            Proceeds   Maturities and  Realized      Realized
                             Purchases      on Sales     Redemptions     Gains        Losses
                           --------------------------------------------------------------------
1995:
Securities
available-for-sale:
  Fixed maturities         $48,221,637    $50,341,365    $  927,968   $  890,797     $1,038,856
  Equities                  17,574,355     29,587,427         -        2,404,760      1,163,302
                           ------------   ------------   ----------   ----------     ---------
                            65,795,992     79,928,792       927,968    3,295,557      2,202,158
Fixed maturities
classified
  as held-to-maturity       31,897,359          -         3,499,435        6,801          -
                           ------------   ------------   ----------   ----------     ----------
                           $97,693,351    $79,928,792    $4,427,403   $3,302,358     $2,202,158
                           ============   ============   ==========   ==========     ==========

Included in the gross realized losses for 1995 is $600,281 in other than temporary write-down of securities.

                                                         Proceeds on     Gross          Gross
                                            Proceeds   Maturities and  Realized      Realized
                             Purchases      on Sales     Redemptions     Gains         Losses
                           --------------------------------------------------------------------
1994:
Securities
available-for-sale:
  Fixed maturities         $16,651,037    $11,718,678    $2,203,636   $  152,103      $ 293,309
  Equities                  34,367,822     22,148,307         -        1,306,050        321,454
                           ------------   ------------   ----------   ----------      ---------
                            51,018,859     33,866,985     2,203,636    1,458,153        614,763
Fixed maturities
  classified
  as held-to-maturity        1,532,557          -         4,530,661      109,468          1,960
                           ------------   ------------   ----------   ----------      ---------
                           $52,551,416    $33,866,985    $6,734,297   $1,567,621      $ 616,723
                           ============   ============   ==========   ==========      =========

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENTS--Continued

Gross realized gains and losses on sales of investment securities during 1993 were as follows:

                                                              1993
                                                          ------------
Realized gains net of losses on sales of investments:
  Fixed maturities                                        $ 1,193,631
  Equity securities                                           920,781
                                                          ------------
                                                          $ 2,114,412
                                                          ============

For fixed maturities, there were no realized losses for 1993.

In December 1995, a One-Time  Reassessment of the  Classification  of Securities
under FAS 115 was implemented, allowing an enterprise to reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassification at fair value. This reclassification must have been completed no later than December 31, 1995. In accordance with this reclassification, on December 4, 1995, First Central Insurance transferred $10,391,000 par value of held-to-maturity securities to the available-for-sale category.

For the years ended December 31, 1995 and December 31, 1994 there were no transfers of securities from the available-for-sale category into the trading category, and except for the above mentioned, there were no securities classified as held-to-maturity that were sold or transferred to available-for-sale or trading categories.

NOTE 4--REINSURANCE

During 1993,  First  Central  adopted FASB  Statement  No. 113,  Accounting  and
Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The adoption of Statement 113 requires First Central to report estimated reinsurance receivables arising from reinsurance contracts and amounts paid to the reinsurer relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums) separately as assets. Prior to the adoption of Statement 113, estimated reinsurance receivables and prepaid reinsurance premiums were netted against policy liabilities.

The assets for future policy benefits and losses, claims, and loss adjustment expenses were $19,541,811 and $24,589,577 at December 31, 1995 and 1994,
respectively, for estimated recoveries under reinsurance treaties. Reinsurance recoverable on unearned premium reserves were approximately $8,206,000 and $1,974,000 at December 31, 1995, and 1994, respectively. As a result of the actuarial study performed on the December 31, 1994 loss and loss adjustment expense reserves, the ceded IBNR was increased $10,000,000. The effect of this increase was offset by the additional direct IBNR of $13,900,000 .

Ceded reinsurance premiums were approximately $21,726,000, $10,163,000 and $6,531,000 in 1995, 1994 and 1993, respectively. Ceded reinsurance premiums earned were approximately $15,493,000, $9,454,000 and $6,281,000 for the years ended 1995, 1994, and 1993, respectively. Reinsurance recoveries on loss and loss adjustment expenses incurred were approximately $1,824,000, $21,067,000 and $5,344,000 for 1995, 1994, and 1993, respectively.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4--REINSURANCE--Continued

Effective January 1, 1993, First Central Insurance continues to reinsure business with limits up to
$1,000,000, its retention level is at $200,000. First Central Insurance also has an excess agreement to reinsure worker's compensation coverage for a total of $2,000,000 and automatic facultative arrangements to reinsure property for a total of $4,500,000.

At December 31, 1995 and 1994, a loss contingency (after deducting funds deposited by or due to such reinsurers) exists with respect to reinsurance receivables and prepaid reinsurance premiums, part or all of which would become an actual loss in the event any of the reinsuring companies are unable, at some later date, to meet their obligations to First Central Insurance under the existing reinsurance agreements.

At December 31, 1995 and 1994, under the terms of a reinsurance treaty, First Central Insurance was holding escrow trust funds of $13,374 and $13,016 respectively, which are included in short-term investments and are to be used for the payment of all applicable reinsured losses and loss adjustment expenses.

At December 31, 1995 and 1994 reinsurance payable totaling $1,393,663 and $503,684, respectively, principally represents premiums due to reinsurance companies in connection with the treaties described above.

During 1995 an endorsement to the reinsurance treaty changed the calculation of reinsurance premiums. The result of this endorsement was a decrease in net premiums written, a decrease in unearned premiums and a liability for funds held for reinsurance treaty of $3,704,947 at December 31, 1995.

A contingent commission from Swiss Re, based on First Central Insurance's 1994 loss ratio with them, in the amount of $91,226 was received in February 1995. For the year ended December 31, 1995 a contingent commission, in the amount of $62,110, was due to First Central Insurance.

NOTE 5--POLICY ACQUISITION COSTS

The major components of policy acquisition costs charged to operations are summarized as follows:

                                                                   Years Ended December 31
                                                         -----------------------------------------
                                                             1995           1994           1993
                                                         -----------    -----------    -----------
Amortization of deferred acquisition costs               $ 7,339,084    $ 6,451,030    $ 6,022,404
Other (Commissions, payroll fees, premium taxes, and
 other costs directly related to production
 of premiums--see                                          5,352,122      6,362,070      6,200,637
Note 7)
                                                         -----------    -----------    -----------
                                                         $12,691,206    $12,813,100    $12,223,041
                                                         ===========    ===========    ===========



NOTE 6--INCOME TAXES

Effective January 1, 1993, First Central adopted FASB Statement No. 109 "Accounting for Income Taxes". The adoption of Statement 109 changes First Central's method of accounting for income taxes from the

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 6--INCOME TAXES--Continued

deferred method to a liability method. Under the deferred method, First Central deferred the past tax effects of timing differences between financial reporting and taxable income. As explained in Note 2, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

The adoption of Statement 109 did not have a significant effect on the January 1, 1993 balance sheet or on the results of operations for the year ended December 31, 1993.

Income tax expense consists of the following components:

                                                            Years Ended December 31
                                               -----------------------------------------------
                                                    1995             1994             1993
                                               -------------    -------------    ------------
Current:
 U.S. federal                                  $   540,000      $ 2,862,500      $2,004,000
 State and local                                    84,000           83,000         104,000
                                               -------------    -------------    ------------
                                                   624,000        2,945,500       2,108,000
Deferred, U.S. federal                          (1,580,000)      (1,002,000)       (658,000)
                                               -------------    -------------    ------------
                                               $  (956,000)     $ 1,943,500      $1,450,000
                                               =============    =============    ============

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets at December 31, are presented below:


                                                           Years Ended December 31
                                               -----------------------------------------------
                                                    1995            1994              1993
                                               -------------    -------------    ------------
Deferred Tax Assets:
 Loss reserve discounting                      $  4,669,000     $  3,489,000     $ 2,725,700
 Net unrealized depreciation on securities
  available-for-sale                                  -            3,003,000            -
 Unearned premium reserve                         1,910,000        2,078,000       1,712,600
 Allowance for bad debts                            534,000          454,000         335,600
 Other                                                2,000            -                -
                                               -------------    -------------    ------------
   Deferred Tax Assets                            7,115,000        9,024,000       4,773,900
                                               -------------    -------------    ------------
Deferred Tax Liabilities:
 Deferred policy acquisition costs                2,159,000        2,495,000       2,193,400
 Net unrealized appreciation on securities
  available-for-sale                                392,000            -                -
 Salvage and subrogation receivable                  99,000           60,000          55,300
 Fixed assets                                         -               12,000          12,900
 Investment discount amortization                     -                -              48,900
 Other                                                -              177,000         188,400
                                               -------------    -------------    ------------
   Deferred Tax Liabilities                       2,650,000        2,744,000       2,498,900
                                               -------------    -------------    ------------
   Net Deferred Tax Assets                     $  4,465,000     $  6,280,000     $ 2,275,000
                                               =============    =============    ============

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 6--INCOME TAXES--Continued

The following table reconciles the federal statutory income tax rate to First Central's effective income tax rate on income before income taxes:

                                       1995                    1994                   1993
                                 ----------------       -----------------       -----------------
                                   Amount      %           Amount      %          Amount     %
                                 ----------------       -----------------       -----------------
Income tax computed at
statutory tax rate               $(201,000)   34         2,604,000    34        $2,024,000   34

Add (deduct):
State tax, net of federal
 benefit                            55,000    (9)           55,000     1            69,000    1
Tax exempt interest               (477,000)   81          (420,000)   (6)         (449,000)  (8)
Dividend exclusion                (363,000)   61          (459,000)   (6)         (305,000)  (5)
Other                               30,000    (5)          163,500     2          (111,000)   2
                                -----------  ---       ------------ ------    ------------  ---

INCOME TAXES                     $(956,000)  162        $1,943,500    25        $1,450,000   24
                                 =========   ===        ==========   ====       ==========  ===



NOTE 7--RELATED PARTY AND OTHER SIGNIFICANT TRANSACTIONS

During each of the years ended December 31, 1995 and 1994, approximately 12.7% and 12.5% respectively, of all insurance written by First Central Insurance was sold through Simon General Agency, Inc. ("Simon General") a licensed general insurance agency, which also writes insurance for other unrelated insurance companies, the stock of which is owned by Joan Dollinger and Audrey Goodman (the respective wives of Joel Dollinger and Allan Goodman, Vice Presidents and Directors of First Central) and Sheryl Harwood, who are Mr. Simon's three daughters. At December 31, 1995 and 1994 the premiums receivable from Simon General were approximately $3.3 million and $2.9 million respectively. Simon General is paid commissions ranging from 15% to 22.5% on the different lines of business produced. These commissions are comparable to those paid by First Central Insurance to unrelated agents. In accordance with the general agents' agreements with their subagents and brokers, approximately 75% of these commissions are paid to the subagents and brokers. Prior to 1994, Simon Commercial Corp. ("Simon Commercial"), a general insurance agency owned by the President of First Central, also wrote business for First Central. A summary of the transactions with Simon General and Simon Commercial is presented below:

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7--RELATED PARTY AND OTHER SIGNIFICANT TRANSACTIONS--Continued

                                                             Years Ended December 31
                                                   ------------------------------------------
                                                      1995             1994            1993
                                                   ----------       ----------      ---------
Premiums written                                   $9,202,000       $8,230,000      $8,212,000
                                                   ==========       ==========      ==========

Commissions (policy acquisition costs)             $1,805,000       $1,581,000      $1,409,000
                                                   ==========       ==========      ==========

          Claims settlement legal services are provided by several law firms. The president and a director of First Central are partners in one of the firms; fees paid to this firm for 1995, 1994, and 1993 were approximately $798,000, $722,000, and $678,000 respectively. Another director is a partner in a law firm providing claim services; fees paid to this firm for 1995, 1994 and 1993 were $323,000, $341,000 and $189,000 respectively.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 8--LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:


                                                       1995          1994          1993
                                                    ---------     ----------    ----------
                                                           (Dollars in Thousands)
Balance at January 1                                $ 73,516      $  44,806     $  32,580
 Less reinsurance recoverables                        24,588          6,732         3,877
                                                    ---------     ----------    ----------
Net Balance at January 1                              48,928         38,074        28,703
                                                    ---------     ----------    ----------
Incurred related to:
 Current year                                         29,066         23,741        21,575
 Prior years                                          12,995          5,883         4,199
                                                    ---------     ----------    ----------
Total incurred                                        42,061         29,624        25,774
                                                    ---------     ----------    ----------
Paid related to:
 Current year                                          5,057          4,964         6,144
 Prior years                                          18,837         13,806        10,259
                                                    ---------     ----------    ----------
Total paid                                            23,894         18,770        16,403
                                                    ---------     ----------    ----------
Net Balance at December 31                            67,095         48,928        38,074
 Plus reinsurance recoverables                        19,541         24,589         6,732
                                                    ---------     ----------    ----------
Balance at December 31                              $ 86,636      $  73,516     $  44,806
                                                    =========     ==========    ==========


As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses increased by $12,995, $5,883 and $4,199 in 1995, 1994 and 1993, respectively. This is a result of a refinement of estimates for losses which occurred in prior years and an effort to strengthen reserves.

In establishing the liability for unpaid claims and claim adjustment expenses related to environmental claims management considers facts currently known and the current state of the law and coverage litigation, liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. Estimates of the liabilities are reviewed and updated continually.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9--SHAREHOLDERS' EQUITY AND RESTRICTIONS

In June 1990, First Central's Board of Directors awarded a five-year warrant to an investment advisor, to purchase 50,000 shares of First Central's Common Stock at an exercise price of $6.97 per share. In conjunction with the issuance of this warrant, 50,000 shares of First Central's Common Stock were reserved for future issuance. This warrant expired in June of 1995.

In June 1990, First Central's shareholders approved a proposal authorizing First Central to issue warrants to non-employee directors of First Central to purchase an aggregate of not more than 250,000 shares of First Central's Common Stock. The Board of Directors is to determine the terms and conditions of the warrants, as well as the recipients, subject to the limitations that: (i) the exercise price of the warrants is not to be less than the market value of First Central's Common Stock at the date of Grant, (ii) the expiration date of the warrants is not to be more than five years from the date of grant, and (iii) the maximum number of shares of First Central's Common Stock issuable upon exercise of any warrant is not to exceed 10,000 shares. On March 18, 1992, the Committee awarded warrants to purchase up to an aggregate of 160,000 shares of Common Stock at an exercise price of $5.6875 per share to the non-employee Directors of First Central and First Central Insurance as a group. No warrants have been awarded since 1992. 12,500 and 0 warrants were exercised in 1995 and 1994 respectively.

During 1992, in connection with the private placement of common stock to an institutional investor, First Central issued a three year warrant to purchase 114,286 shares of common stock at an exercise price of $7.00 per share. In March 1993, in connection with another private placement of common stock to a second institutional investor, First Central issued a two year warrant ("Series A Warrant") to purchase 153,846 shares of common stock at an exercise price of $7.00 per share, and a three year warrant ("Series B Warrant") at an exercise price of $7.50 per share. In March 1993, the first placement was modified to conform to the terms of the second placement which resulted in cancellation of the warrant for 114,286 shares and issuance of one Series A Warrant and one Series B Warrant for 123,077 shares of common stock each. In December, 1993, in connection with a second private placement to the second institutional investor, First Central issued one Series B Three-Year Warrant for 153,846 shares of common stock. During 1994, in connection with private placements to two institutional investors and a reinsurance company, First Central issued a two year Series C common stock purchase warrant to each of these investors to purchase a total of 192,307 shares of common stock at an exercisable price of $7.50 per share. The Series A Warrant for 153,846 and 114,286 shares of common stock expired in March of 1995.

In connection with the Series B Warrant, 430,769 shares of First Central's common stock have been reserved for future issuance.

At December 31, 1995, approximately $23,715,735 of consolidated shareholders' equity represents net assets of First Central Insurance that cannot be transferred in the form of dividends, loans, or advanced to First Central without prior approval from the New York State Insurance Department. Generally, the net assets of First Central Insurance available for transfer to First Central are limited to the amounts that its net assets exceed minimum statutory requirements (approximately $2,635,000 at December 31, 1995), however, payments of such amounts as dividends must be paid out of earned surplus (as defined), are subject to statutory restriction, and may be subject to approval by the insurance regulatory authorities.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10--STATUTORY-BASIS NET INCOME AND SHAREHOLDERS' EQUITY

The following is a reconciliation of the net income and shareholders' equity, as
determined  in  accordance  with  Statutory   Accounting   Principles,   to  the
corresponding GAAP amounts included in the accompanying financial statements:

                                                                     Net Income
                                                 ----------------------------------------------
                                                              Years Ended December 31
                                                 ----------------------------------------------
                                                      1995               1994           1993
                                                 ----------------------------------------------
Net Income of First Central
 Insurance--Statutory basis, as reported         $ 1,065,475       $ 4,681,606     $4,578,354
 Statutory audit adjustments                         686,000             -            377,000
                                                 -------------     -------------   ------------

  NET INCOME--STATUTORY BASIS, AS ADJUSTED           379,475         4,681,606      4,955,354
                                                 -------------     -------------   ------------

Adjustments to convert from statutory basis
 to GAAP
  Change in deferred policy acquisition costs       (987,108)          888,054        428,626
  Deferred income taxes                            1,580,000         1,002,000        658,000
  Bad debt provision                                (232,138)         (399,611)       (93,894)
  Decrease in salvage/subrogation
   recoverable                                         -                 -           (858,000)
  Write-down of investments                         (555,281)            -               -
                                                 -------------     -------------   ------------
                                                    (194,527)        1,490,443        134,732
                                                 -------------     -------------   ------------

Net income (loss) -- GAAP
 First Central Insurance                             870,948         6,172,049      5,090,086
 First Central                                      (779,989)         (674,587)      (829,844)
 Mercury                                             269,594           218,683        241,647
                                                 -------------     -------------   ------------

  CONSOLIDATED NET INCOME--GAAP BASIS            $   360,553       $ 5,716,145     $4,501,889
                                                 =============     =============   ============

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10--STATUTORY-BASIS NET INCOME AND SHAREHOLDERS' EQUITY--Continued



                                                                    Shareholders' Equity
                                                             --------------------------------
                                                                        December 31
                                                             --------------------------------
                                                                  1995             1994
                                                             --------------------------------
Shareholders' equity of First Central
 Insurance--statutory basis as reported                       $26,350,816       $20,345,966
Statutory audit adjustments                                      (686,000)              -
                                                             -------------      -------------
 SHAREHOLDERS' EQUITY--STATUTORY BASIS, AS ADJUSTED            25,664,816        20,345,966
                                                             -------------      -------------
Adjustments to convert from statutory basis to GAAP:
 Add (deduct):
   Deferral of policy acquisition costs                         6,351,976         7,339,084
   Restoration of nonadmitted assets                            2,001,754         2,080,801
   Deferred income tax assets                                   4,465,000         6,280,000
   Allowance for doubtful accounts                             (1,554,074)       (1,321,936)
   Unrealized gain or (loss) on fixed maturities classified
    as available-for-sale                                         458,540        (2,851,811)
   Write-down of security                                         130,719              -
                                                             -------------      -------------
                                                               11,853,915        11,526,138
                                                             -------------      -------------

Shareholders' equity (deficit) -- GAAP
 First Central Insurance                                       37,518,731         31,872,104
 First Central                                                    218,845           (164,560)
 Mercury                                                          650,033            580,439
 Portion of convertible subordinated debenture proceeds
  contributed to First Central Insurance                       (5,050,000)        (5,050,000)
                                                             -------------      -------------

  CONSOLIDATED SHAREHOLDERS' EQUITY--GAAP BASIS               $33,337,609        $27,237,983
                                                             =============      =============


FIRST CENTRAL FINANCIAL CORPORATIONS AND SUBSIDIARIES

NOTE 11--PRINCIPAL LINES OF BUSINESS

First Central Insurance offers various types of property and casualty insurance to its policyholders. The risks are geographically located principally in the State of New York. Revenues and earnings from operations, by principal line of business, are as follows:

                                    Commercial                                           Automobile
                                     Multiple      Workers'     General     Automobile    Physical
                                      Peril     Compensation   Liability    Liability      Damage      Other      Total
                                    ----------  ------------   ---------    -----------  ----------    -----     -------
1995:
Earned premium and other revenues   $29,854,226   $8,180,270  $15,395,998  $5,071,389  $1,305,534   $645,166  $60,452,583
Loss from operations before
income taxes                           (294,059)     (80,574)    (151,648)    (49,952)    (12,859)    (6,355)    (595,447)

1994:
Earned premium and other revenues   $26,802,088   $9,599,684  $12,654,761  $5,048,164  $1,701,861   $458,167  $56,264,725
Income from operations before
income taxes                          3,648,724    1,306,861    1,722,766     687,236     231,684     62,374    7,659,645


1993:
Earned premium and other revenues   $24,649,068   $8,998,840  $ 7,492,601  $5,697,851  $2,244,945   $364,155  $49,447,460
Income from operations before
income taxes                          2,966,958    1,083,172      901,869     685,839     270,219     43,832    5,951,889


In determining other revenues and income from operations before income taxes, certain significant items not directly associated with a line of business are allocated. Net investment income including realized gains and losses are allocated to lines of business on the basis of a formula. Claims Adjusting Reserves are also allocated on the basis of the same formula. Certain operating expenses are allocated on the basis of premiums written. Assets are generally not identifiable as to line of business. Periodically, the methods and allocation formulas are revised to more closely approximate the results of each principal line of business.

NOTE 12--CONVERTIBLE SUBORDINATED DEBENTURES

In 1988, First Central privately placed $10,300,000 of its convertible subordinated debentures and, in conjunction therewith, received net proceeds of approximately $9,111,000, of which $5,050,000 was contributed by First Central to the capital of First Central Insurance. In 1989, an additional $1,950,000 of convertible subordinated debentures were issued and net proceeds of approximately $1,600,000 were received by First Central.

The debentures were issued pursuant to a trust indenture, dated September 1, 1988, between First Central and United States Trust Company, as trustee. The debentures bear annual interest of 9%, payable semiannually, commencing February 1, 1989. In each of the years ended 1995, 1994 and 1993, interest paid amounted to approximately $603,000, $677,000 and $862,000, respectively.

FIRST CENTRAL FINANCIAL CORPORATIONS AND SUBSIDIARIES

NOTE 12--CONVERTIBLE SUBORDINATED DEBENTURES--Continued

The debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of First Central's Common Stock at a conversion price of $6.50 per share prior to August 1, 1991, and at $7.50 per share thereafter and prior to August 1, 2000, subject to adjustment under certain conditions. Prior to August 1, 1991, $385,000 of the debentures were converted into 59,228 shares of First Central's Common Stock. At December 31, 1995, 844,000 shares of First Central's Common Stock remain reserved for future issuance upon conversion. The debentures are redeemable, at any time, at the option of First Central.

Commencing August 1, 1993, mandatory annual sinking fund payments of 15% of the original principal amount plus accrued interest to maturity must be made to retire at least 75% of the debentures prior to maturity. Through August 1, 1997, the annual principal amount payable to the Trustee is $1,837,500. First Central may credit other redemptions of the debentures against the sinking fund requirements. As of December 31, 1995, First Central has satisfied its requirements through other redemptions of approximately $5,535,000 in principal and $385,000 in conversions. The debentures are subordinated to all existing and future senior indebtedness of First Central (none was outstanding at December 31, 1995 and 1994), as provided in the indenture.

NOTE 13--BUILDING PURCHASE AND OPERATING LEASES

On January 17, 1995, First Central Insurance purchased its home office building, located at 266 Merrick Road, Lynbrook, New York, (the "Building") for $4,000,000 in cash. The Building consists of approximately 30,000 square feet of office space and 2,000 square feet of retail space. The approval to acquire real estate required by the State of New York Insurance Department was obtained on December 27, 1994. The Company has assumed the leases of the tenants of the Building. Management believes that the Building is suitable for First Central's purposes for the foreseeable future.

Approximately 9,600 square feet of office and retail space is leased to eight unaffiliated tenants who have paid $204,690 in rent during 1995.

First Central Insurance subleased 3,900 square feet of its leased office space to Simon General under a sublease agreement that expired November 30, 1995. During 1995, Simon General paid $88,323 to First Central Insurance. Effective December 1, 1995 Simon General entered into a lease for 3,900 square feet, which provides for an annul rent of $78,000. Simon General's rent under the lease is comparable to that paid by other tenants who occupy the building.

NOTE 14--STOCK OPTIONS

During 1990, First Central adopted the 1990 Stock Incentive Plan ("Plan"). The plan expired by its terms during 1995. The plan provided for up to 250,000 shares of First Central's common stock to be awarded and issued and/or for the award of options or stock appreciation rights. In 1992, options to purchase 125,000 shares of common stock at an exercise price of $5.6875 per share were awarded under the plan. The options are exercisable with respect to 25% of the shares covered by such options each year commencing in 1994 and expire in March 1997. During 1995 options to purchase 12,500 shares of common stock were exercised. During 1994, options to purchase 5,000 shares of common stock were cancelled and no options exercised. No common stock or stock appreciation rights were issued under the plan.

FIRST CENTRAL FINANCIAL CORPORATIONS AND SUBSIDIARIES

NOTE 14--STOCK OPTIONS--Continued

In September 1993 First Central issued to its President and Chief Executive Officer an option to purchase up to 50,000 shares of common stock at an exercise price of $5.31 per share. Such option is exercisable with respect to 25% of the shares covered by the option each year commencing in 1994 and expires in 1998. No options were exercised in 1995 or 1994.

NOTE 15--PROFIT SHARING AND 401(k) PLANS

Profit Sharing Plan: The Company has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. The plan covers substantially all of the Company's full-time employees. The amount of the annual expense attributable to the plan is at the discretion of the Company's Board of Directors. The Company expensed $62,800, $90,000 and $75,000 to the plan for the years ended December 31, 1995, 1994 and 1993, respectively.

401(k) Plan: In 1993, the Company established a defined contribution 401(k) plan for its employees which generally allows participants who meet the eligibility requirements set forth in the plan to make contributions by salary deductions up to allowable IRS limits on a tax-deferred basis. The Company does not make or match contributions to the plan.

NOTE 16--COMMITMENTS AND CONTINGENCIES

During 1994, employment agreements were entered into with seven executives of the Company. The agreements are for terms ranging from three to six years and provide for a base salary which is specified in each of the agreements and benefit payments in the event of death or disability during the term of the agreement. The minimum annual commitments under the agreements are 1996 - $950,006; 1997 - $451,926; 1998 - $190,000; and 1999 - $190,000.

At December 31, 1994, computer equipment with an amortized cost of $423,110, was acquired under a capital lease which transfers ownership at the end of the lease term. As of December 31, 1995, the commitment under the lease has been satisfied.

NOTE 17--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash, short-term investments, balances due on account from agents, reinsurers and others, and accounts payable approximate their carrying amounts as reflected in the consolidated balance sheets due to their short-term availability or maturity. Assets and liabilities related to the Company's separate accounts are reported at fair value in the accompanying consolidated balance sheets.

The fair values of debt and equity securities have been determined from nationally quoted market prices and by using values supplied by independent pricing services. These fair values are disclosed together with carrying amounts in Note 3.

The fair value of the Company's convertible debentures approximate its stated amount of $6,330,000 based on current interest rates and the Company's common stock price.

FIRST CENTRAL FINANCIAL CORPORATIONS AND SUBSIDIARIES

NOTE 18--EMERGING ACCOUNTING PRONOUNCEMENTS

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement is required to be adopted by the Company for its fiscal year beginning January 1, 1996. This statement provides broad criteria for determining when assets should be considered potentially impaired and provides guidance as to the measurement methods of recording the amount of loss to be recognized for impaired assets. Although management has not completed its assessment of the impact of this statement, management does not expect the impact of this statement to be material to the Company's financial position or results of operations.

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation". This statement addressed the accounting for the cost of stock-based compensation, such as stock options. FAS No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The Company expects to adopt the disclosure alternative of this statement in 1996.

FIRST CENTRAL FINANCIAL CORPORATION

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)


The following is a summary of unaudited quarterly financial data for 1995 and 1994:

                                               1995                               1994
                               ------------------------------------  ------------------------------
                                              (Dollars in Thousands, except share data)
                                   1st       2nd      3rd       4th      1st      2nd      3rd      4th
                                   ---       ---      ---       ---      ---      ---      ---      ---
Net premiums written             $14,569   $10,824  $12,451  $12,724  $ 14,674  $15,726  $10,601  $14,429

Net premiums earned               12,824    13,338   13,851   13,021    12,413   12,095   12,466   13,085

Net investment
income and realized
 gains                             1,431     1,671    1,606    1,297     1,609    1,495    1,287    1,344

Claims adjusting
revenues                             149       155      166      184       165      126      111       67

Rental income                        129       158     (133)      50      -        -        -        -

Total revenues                    14,533    15,322   15,490   14,552    14,187   13,716   13,864   14,496

Total expenses                    12,692    12,879   13,373   21,549    12,408   11,716   11,497   12,984

Net income (loss)                $ 1,473   $ 1,812  $ 1,519  $(4,443) $  1,241  $ 1,631  $ 1,482  $ 1,362
Net income (loss) per
common share:
 Primary:
  Net Income (loss)                $0.25     $0.30    $0.25   $(0.74)    $0.22    $0.28    $0.25    $0.22

 Fully diluted:
  Net Income (loss)                $0.23     $0.27    $0.24   $(0.68)    $0.20    $0.26    $0.23    $0.21


Primary net income per common share is based on the weighted average number of shares of Common Stock and common stock equivalents (warrants and options)
outstanding during each period. Fully diluted net income per common share assumes the conversion of the convertible subordinated debentures, common stock equivalents (warrants and options), outstanding during each period if applicable.

INDEPENDENT AUDITOR'S REPORT
ON THE SUPPLEMENTARY SCHEDULES


To the Board of Directors and Shareholders
First Central Financial Corporation
Lynbrook, New York





Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplementary schedules I, II, III, IV, V and VI are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



McGladrey & Pullen, LLP
New Haven, Connecticut
March 6, 1996

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

Schedule I - Summary of investments Other Than Investments in Related Parties.


December 31, 1995

Column A                                                Column B            Column C            Column D
- ---------------------------------------------------------------------------------------------------------------
                                                                                                 Amount at
                                                                                                 Which Shown
                                                                                                 in Balance
TYPE OF INVESTMENT                                        COST                 VALUE                Sheet
- -----------------------------------------------------------------------------------------------------------------
Fixed maturities securities, available-for-sale:
 Bonds:
  United States Government and government
    agencies & authorities                          $ 10,184,178        $  10,373,981          $ 10,373,981
  States, municipalities, and political
   subdivisions                                       17,572,941           17,868,343            17,868,343
  Mortgage backed securities                           3,075,406            3,104,889             3,104,889
  All other corporate bonds                            4,348,954            4,292,806             4,292,806
                                                   -------------------------------------------------------------
Total                                                 35,181,479           35,640,019            35,640,019
                                                   -------------------------------------------------------------
Equity securities,
available-for-sale:
 Common Stocks:
  Public utilities                                     1,190,607            1,353,250             1,353,250
  Bank, trust, and insurance companies                 1,513,607            1,737,756             1,737,756
 Industrial, miscellaneous, and all other             18,404,296           18,980,440            18,980,440
 Nonredeemable preferred stocks                        6,902,768            6,633,100             6,633,100
                                                   -------------------------------------------------------------
 Total                                                28,011,278           28,704,546            28,704,546
                                                   -------------------------------------------------------------
Fixed maturity securities, held-to-maturity:
 Bonds:
  United States Government and
   government agencies and authorities                20,191,262           20,251,878            20,191,262
  States, municipalities, and
   political subdivisions                             12,528,495           12,763,709            12,528,495
  Foreign governments                                    696,000              678,250               696,000
                                                   -------------------------------------------------------------
 Total                                                33,415,757           33,693,837            33,415,757
                                                   -------------------------------------------------------------
Short-term Investments                                 2,918,369            2,918,369             2,918,369
                                                   -------------------------------------------------------------
Total investments                                   $ 99,526,883        $ 100,956,771          $100,678,691
                                                   =============================================================

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

SCHEDULE II


CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

                                                                                December 31
                                                                    ---------------------------------------
                                                                          1995                     1994
                                                                    --------------            -------------
ASSETS

 Cash                                                                $     8,708              $     8,374
 Securities available-for-sale at market value:
 Equity securities (cost; 1995 - $352,000)                               166,000                        -
 Short term investments, at cost                                         612,826                  534,497
 Investment in subsidiaries, at equity                                38,474,024               32,767,127
 Due from subsidiary                                                     292,573                  192,240
 Deferred debenture costs                                                438,603                  541,696
 Equipment less accumulated depreciation
  (1995 - $1,080,988; 1994 - $1,169,000)                                   5,204                  393,048
 Other assets                                                             98,733                   98,384
                                                                    ---------------------------------------
                                                                     $40,096,671              $34,535,366
                                                                    =======================================
LIABILITIES AND STOCKHOLDERS' EQUITY

 Obligation under capital lease                                      $    -                   $    84,744
 Convertible subordinated debentures                                   6,330,000                6,755,000
 Other liabilities                                                       429,062                  457,639
                                                                    ---------------------------------------
                                                                       6,759,062                7,297,383
                                                                    ---------------------------------------
 Shareholders' equity:
  Common Stock - par value $.10 per share;
   authorized shares; issued (1995 - 6,589,012
    shares; 1994 - 6,576,512                                             658,902                  657,652
  Additional paid in capital                                          13,209,395               13,139,551
  Net unrealized appreciation (depreciation)
   on securities available
   for sale, net of deferred taxes                                       759,806               (5,829,873)
  Retained earnings                                                   22,826,898               23,189,795
                                                                    ---------------------------------------
                                                                      37,455,001               31,157,125
  Less treasury stock, at cost
   (1995 - 600,404 shares, 1994 - 572,404 shares)                     (4,117,392)              (3,919,142)
                                                                    ---------------------------------------
                                                                      33,337,609               27,237,983
                                                                    ---------------------------------------
                                                                     $40,096,671              $34,535,366
                                                                    =======================================


See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

SCHEDULE II CONTINUED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

                                                                      Years Ended December 31
                                                    ------------------------------------------------------
                                                         1995                  1994                  1993
                                                    ---------------      ----------------      ----------------
REVENUES
 Cash dividend from subsidiaries                     $  2,200,000         $    1,565,000        $    1,833,000
 Investment (loss) income                                 (34,823)                14,684                 7,103
 Equipment rental income from subsidiary                   84,744                159,681               147,443
                                                    -----------------------------------------------------------
TOTAL REVENUES                                          2,249,921              1,739,365             1,987,546
                                                    -----------------------------------------------------------

EXPENSES
 Interest expense                                         594,763                636,975               787,135
 Operating expenses--net                                  614,654                542,977               623,255
                                                    -----------------------------------------------------------
TOTAL EXPENSES                                          1,209,417              1,179,952             1,410,390
                                                    -----------------------------------------------------------

 Income before intercompany tax
  allocation and
  equity in undistributed net
  income of subsidiaries                                1,040,504                559,413               577,156
 Intercompany tax credit                                  379,507                331,000               426,000
                                                    -----------------------------------------------------------
 Income before equity in
  undistributed net income of
  net income of subsidiaries                            1,420,011                890,413             1,003,156
 Equity in undistributed net
  (loss) income of  subsidiaries                        1,059,458              4,825,732             3,498,733
                                                    -----------------------------------------------------------
NET INCOME                                           $    360,553         $    5,716,145        $    4,501,889
                                                    ===========================================================







See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

SCHEDULE II--Continued

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31
                                                        --------------------------------------------------
                                                             1995                1994                 1993
                                                        --------------      ---------------      --------------
OPERATING ACTIVITIES

 Net income                                              $   360,553         $  5,716,145         $ 4,501,889
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Undistributed net loss (income) of subsidiaries (net
  of dividends from subsidiaries of $2,200,000 in
  1995; $1,565,000 in 1994; and $1,833,000 in 1993)        1,059,458           (4,825,732)         (3,498,733)
 Provisions for depreciation and  amortization               502,700              432,445             542,552
 Net realized investment loss                                 45,000                 -                  -
 (Increase) decrease in due from subsidiaries               (100,333)            (126,781)            484,186
 Changes in other assets and other liabilities               (31,365)             (83,247)            (26,557)
 Other                                                         -                   56,000               -
                                                        -------------------------------------------------------
NET CASH PROVIDED BY OPERATING                             1,836,013            1,168,830           2,003,337
ACTIVITIES
                                                        -------------------------------------------------------
INVESTING ACTIVITIES

 Purchases of equity securities                             (397,000)              -                    -
 Net (purchases) sales of short-term investments             (78,329)             481,613            (935,030)
                                                        -------------------------------------------------------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES        (475,329)             481,613            (935,030)
                                                        -------------------------------------------------------

FINANCING ACTIVITIES
 Principal payments on convertible subordinated debenture   (425,000)          (1,060,000)         (2,000,000)
 Principal payments on capital lease obligations             (84,744)            (159,681)           (147,443)
 Cash dividends paid                                        (723,450)            (635,174)           (568,220)
 Proceeds from issuance of shares of common stock              -                 (920,000)               -
 Purchases of shares of common stock for treasury             71,094            1,169,995           1,781,999
 Cash contributed to insurance subsidiary                   (198,250)             (39,223)           (134,697)
                                                        -------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                     (1,360,350)          (1,644,083)         (1,068,361)
                                                        -------------------------------------------------------
INCREASE (DECREASE) IN CASH                                      334                6,360                 (54)

CASH AT BEGINNING OF YEAR                                      8,374                2,014               2,068
                                                        -------------------------------------------------------
CASH AT END OF YEAR                                      $     8,708         $      8,374         $     2,014
                                                        =======================================================



See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

SCHEDULE II-Continued

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto of First Central Financial Corporation and Subsidiaries.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

                                                           DECEMBER 31
                                       ----------------------------------------------------
                                                     RESERVES FOR                   OTHER
                                        DEFERRED     UNPAID CLAIMS                  CLAIMS
                                         POLICY        AND LOSS                      AND
                                       ACQUISITION    ADJUSTMENT      UNEARNED     BENEFITS
                                          COSTS        EXPENSES       PREMIUMS     PAYABLE
                                       -----------   -------------   -----------   --------

1995:
   Commercial multiple peril          $3,480,511      $40,250,608   $19,887,898     $--
   Workers' Compensation                 759,233       16,469,019     4,338,316      --
   General liability                   1,338,871       22,219,793     7,650,409      --
   Automobile liability                  549,904        7,211,450     3,142,192      --
   Automobile physical damage            156 671           87,069       895,231      --
   Other                                  66,786          398,542       381,615      --
                                     -----------    -------------   -----------    ----
                                      $6,351,976      $86,636,481   $36,295,661     $--
                                     -----------    -------------   -----------    ----
                                     -----------    -------------   -----------    ----
1994:
   Commercial multiple peril          $4,068,600      $34,711,740   $18,033,472     $--
   Workers' Compensation                 934,097       13,943,931     4,140,247      --
   General liability                   1,363,878       17,898,339     6,045,188      --
   Automobile liability                  657,171        6,318,412     2,912,816      --
   Automobile physical damage            237,047          145,713     1,050,675      --
   Other                                  78,291          498,284       347,017      --
                                      ----------    -------------   -----------    ----
                                      $7,339,084      $73,516,419   $32,529,415     $--
                                      ----------    -------------   -----------    ----
                                      ----------    -------------   -----------    ----
1993:
   Commercial multiple peril          $3,299,280      $14,912,343   $14,028,177     $--
   Workers' Compensation               1,010,623       11,453,859     3,945,608      --
   General liability                   1,096,519       10,803,276     4,294,336      --
   Automobile liability                  706,013        6,484,103     2,756,416      --
   Automobile physical damage            286,217          349,383     1,203,453      --
   Other                                  52,378          802,993       222,838      --
                                      ----------    -------------   -----------     ----
                                      $6,451,030      $44,805,957   $26,450,828     $--
                                      ----------    -------------   -----------    ----
                                      ----------    -------------   -----------    ----

                                                                 YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------------------------
                                                                BENEFITS     AMORTIZATION
                                                                 CLAIMS       OF DEFERRED
                                                     NET       LOSSES AND       POLICY         OTHER          NET
                                       PREMIUM    INVESTMENT   SETTLEMENT    ACQUISITIONS    OPERATING     PREMIUMS
                                       REVENUE      INCOME      EXPENSES         COSTS        EXPENSES      WRITTEN
                                     -----------  ----------   -----------   -------------   ----------   -----------
1995:
   Commercial multiple peril        $26,869,904   $2,422,190    $22,666,218     $ 4,068,600    $2,248,633   $24,972,635
   Workers' Compensation              7,298,994      663,697      4,403,050         934,097       610,823     6,842,680
   General liability                 12,469,204    1,249,138      9,462,259       1,363,878     1,043,497    12,878,535
   Automobile liability               4,486,743      411,462      4,607,670         657,171       375,477     4,242,145
   Automobile physical damage         1,354,661      105,923        732,518         237,047       113,366     1,092,060
   Other                                554,437       52,345        189,550          78,291        46,400       539,676
                                     ----------   ----------    -----------   -------------    ----------   -----------
                                    $53,033,943   $4,904,755    $42,061,265     $ 7,339 084    $4,438,196   $50,567,731
                                    -----------   ----------    -----------   -------------    ----------   -----------
                                    -----------   ----------    -----------   -------------    ----------   -----------
1994:
   Commercial multiple peril        $23,023,758   $2,278,830    $13,170,288     $ 3,299,280    $2,055,728   $26,404,675
   Workers' Compensation              9,262,704      816,207      4,143,022       1,010,623       827,041     9,457,343
   General liability                 10,732,899    1,075,963      6,577,404       1,096,519       958,311    12,467,120
   Automobile liability               4,837,692      429,217      4,682,543         706,013       431,944     4,973,311
   Automobile physical damage         1,857,186      144,700      1,092,327         286,217       165,823     1,676 626
   Other                                346,488       38,955        (41,641)         52,378        30,937       451,374
                                    -----------   ----------    -----------   -------------    ----------   -----------
                                    $50,060,727   $4,783,872    $29,623,943     $ 6,451,030    $4,469,784   $55,430,449
                                    -----------   ----------    -----------   -------------    ----------   -----------
                                    -----------   ----------    -----------   -------------    ----------   -----------
1993:
   Commercial multiple peril        $21,201,693   $1,983,308     $9,290,404     $ 3,053,998    $2,044,710   $23,176,040
   Workers' Compensation              8,273,431      724,062      5,641,950       1,052,294       797,897     8,461,068
   General liability                  5,726,864      602,868      3,264,441         829,684       552,304     7,044,843
   Automobile liability               5,114,134      458,459      5,521,276         703,726       493,212     5,357,347
   Automobile physical damage         2,121,970      180,632      1,554,142         316,031       204,645     2,110,787
   Other                                376,002       29,301        501,869          66,671        36,262       342,394
                                    -----------   ----------    -----------   -------------    ----------   -----------
                                    $42,814,094   $3,978,630    $25,774,082     $ 6,022,404    $4,129,030   $46,492,479
                                    -----------   ----------    -----------   -------------    ----------   -----------
                                    -----------   ----------    -----------   -------------    ----------   -----------

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE


COLUMN A                                      COLUMN B         COLUMN C          COLUMN D      COLUMN E        COLUMN F
- -----------------------------------           --------         ---------        ---------      ---------     ----------------
                                                              Ceded to          Assumed                       Percentage
                                               Gross            other          From Other                      of Amount
                                               Amount         Companies        Companies       Net Amount      Assumed to Net
                                              -------         ---------        ----------      ----------     ---------------
Year ended December 31, 1995:
Property and liability insurance premiums   $72,293,513      $21,725,782       $   --           $50,567,731         --
                                            ===========      ==========        ===========      ===========    ===========

Year ended December 31, 1994:
Property and liability insurance premiums   $65,592,939      $10,162,490           --           $55,430,449         --
                                            ===========      ===========       ===========      ===========    ===========

Year ended December 31, 1993:
Property and liability insurance premiums   $53,023,533       $6,531,054            --           $46,492,479         --
                                            ===========      ===========       ===========      ===========    ===========





FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                              COLUMN B               COLUMN C                          COLUMN D                 COLUMN E
- -----------------------------------  ------------     --------------------------------     --------------------        ------------
                                                             ADDITIONS
                                                      -------------------------------
                                      Balance at      Charged to                                                        Balance
                                      Beginning       Costs and   Charged to Other                                      at End
                                      of Period       Expenses    Accounts--Describe       Deductions--Describe         of Period
                                      -----------     ----------------------------------   ---------------------      -------------
Allowance for doubtful accounts--
Premiums receivable and agents'
 balances:
            1995                      $1,322,000      $232,000                              $                           $1,554,000
                                      ==========      ===================================   ====================       =============
            1994                        $987,000      $335,000                                        -                 $1,322,000
                                      ==========      ===================================   ====================       =============

            1993                      $1,017,000      $  -                                  $   30,000 Write Off          $987,000
                                      ==========      ===================================   ====================       =============

                                       66

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS


                                                            Years Ended December 31
                        -------------------------------------------------------------------------------------------------------

    Column A               Column B           Column C              Column D                 Column E               Column F
   ------------         ------------      ------------------      -----------              ------------          -------------
                                           Net Reserves for        Discount
                         Deferred          Unpaid Claims            if any
   Affiliation           Policy             and Claims             Deducted                                        Net
      With             Acquisitions        Adjustment                 in                   Net Unearned          Premiums
    Registrant            Costs             Expenses               Column C                  Premiums             Earned
- -----------------     --------------      --------------          -----------             ---------------       -------------
1995 Consolidated       $6,351,976         $67,094,670               --                    $28,089,206           $53,033,943

1994 Consolidated        7,339,084          48,926,842               --                     30,555,418            50,060,727


1993 Consolidated        6,451,030          38,073,603               --                     25,185,698            42,814,095




                                                                      Years Ended December 31
                       --------------------------------------------------------------------------------------------------------

Column A Cont...            Column G                      Column H               Column I          Column J          Column K
- ----------------        ------------       ----------------------------------   ------------     ------------     ------------
                                                       Claims and Claim
                                                     Adjustment Expenses
                                                      Incurred Related to      Amortization
                                                     -----------------------    of Deferred        Paid Claims
 Affiliation                Net                                                   Policy            and Claim         Net
   with                  Investment           (1)                    (2)         Acquisition       Adjustment       Premiums
 Registrant                Income         Current Year             Prior Years    Costs            Expenses        Written
- -----------------        -----------      -----------            ------------    ----------        -----------     -----------
1995 Consolidated        $4,904,755       $29,066,000            $12,995,000      $7,339,084       $23,894,000     $50,567,731

1994 Consolidated         4,783,872        23,741,000              5,883,000       6,451,030        18,770,000      55,430,449

1993 Consolidated         3,978,630        21,575,000              4,199,000       6,022,404        16,403,000      46,492,479
