Form 10-K/A
period 1995-12-31
FIRST CENTRAL FINANCIAL CORP
filed 1996-04-29
CIK 759441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Indicate by check mark  whether the  Registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. X Yes   No
                 ---    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K. [ ]

At April 24, 1996, 5,988,608 shares of the Registrant's Common Stock were outstanding and the aggregate market value (based upon the last reported sale of the Common Stock on the American Stock Exchange on said date) of such shares held by non- affiliates of the Registrant was approximately $28,562,097 (for purposes of calculating the preceding amount only, all directors and executive officers of the Registrant are assumed to be affiliates).


================================================================================

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Set forth below is certain information concerning each of First Central Financial Corporation's ("First Central") directors. Directors serve three year terms. The Class I, Class II and Class III directors continue in office until First Central's 1998, 1996, and 1997 annual meetings, respectively. Information with respect to executive officers of First Central is set forth in
Part I at Item 4A.

CLASS I DIRECTORS

     SAUL ERDMAN, 71, became a director of First Central in September 1993. From 1982 to February 1993, Mr. Erdman was the sole stockholder and President of Seven-Up Bottling Co. of Rhode Island. Mr. Erdman is a consultant to major soft drink companies in the northeastern United States.

    HERBERT V. FRIEDMAN, 77, became a director of the Insurance Company in November 1981. Mr. Friedman was elected as a director of First Central in June 1991. Mr. Friedman is a retired insurance broker and formerly devoted his time to Herbert V. Friedman, Inc., a company wholly owned by the Friedman family which specializes in placing and administering group insurance coverage.

    LOUIS GOTTLIEB, 75, became a director of First Central in September 1994. For more than the last five years Mr. Gottlieb has been Chief Executive Officer of R.A. Gottlieb, Inc., Gottlieb Heavy Industries, Inc. and the Gottlieb Group, government project construction contractors and was the owner and President of Gottlieb Properties Co., a company engaged in the development and management of real estate, which was sold by Mr. Gottlieb in 1994.

     MARTIN J. SIMON, 76, has served as the President and Chairman of the Board of Directors of the Insurance Company since August 1980, and as Chairman of the Board of Directors, President and Chief Executive Officer of First Central since June 1983. From 1943 through 1967, Mr. Simon practiced law as an individual practitioner. Since 1968 he has been a senior partner of Simon, Drabkin & Margulies. Between 1947 and 1955, Mr. Simon co-owned and operated a New York licensed insurance agency. Since 1955, Mr. Simon has solely owned and operated several insurance agencies licensed by the State of New York. Included among them are: Simon General Agency, Inc., a general insurance agency; Simon Commercial Corp. a property and casualty agency which is the largest shareholder of First Central; Simon Agency International, Ltd., an excess and surplus lines insurance agency; and Simon Life Agency, Inc., a life insurance agency. Mr. Simon is a director of Continental Bank and Winston Resources Inc. Mr. Simon is Allan R. Goodman's and Joel I. Dollinger's father-in-law.

CLASS II DIRECTORS

     JOSEPH P. CIORCIARI, 39, became a director of First Central in June 1990. From September 1985 to June 1987, Mr. Ciorciari was employed by First Central Insurance Company, (the "Insurance Company"), a wholly owned subsidiary of First Central, as a commercial lines underwriter. In July 1993, Mr. Ciorciari was elected director of Mercury Adjustment Bureau, Inc. ("Mercury"), First Central's claim adjustment subsidiary and is the President of Mercury. Mr. Ciorciari is the husband of Martin J. Simon's niece.

     RALPH J. DRABKIN, 57, became a director of First Central in March 1987. Mr. Drabkin has engaged in the practice of law in New York City since his admission to the New York Bar in 1963. Mr. Drabkin is Mr. Simon's law partner and a member of the law firm of Simon, Drabkin & Margulies. Mr. Drabkin is the presiding Village Justice of the Village of Woodsburgh, New York.

     JOAN M. LOCASCIO, 38, became a director of the Insurance Company and a director of First Central in June 1990. Ms. Locascio oversees the financial accounting operations of First Central and is First Central's Chief Financial Officer. From July 1993 to April 1995 Ms. Locascio served as a director of Mercury. Ms. Locascio served as both the Insurance Company's and First Central's Controller from October 1986 to November 1993. In June 1990, she was elected Treasurer and a director of First Central and the Insurance Company. In April 1992, she became a Vice President of First Central and the Insurance Company. Ms. Locascio served as Secretary of Simon Commercial Corp. from 1991 until April 1995.

    HARVEY MASS, 59, has been a director of the Insurance Company since August 1980 and a director of First Central since June 1983. From September 1988 until June 1994, Mr. Mass served as a director of Mercury. In October 1985 he was elected as a Vice President of both First Central and the Insurance Company. From 1973 to December 1991, Mr. Mass served as Vice President and production manager of Simon General Agency, Inc.

CLASS III DIRECTORS

     JOEL I. DOLLINGER, 53, became a director of the Insurance Company in August 1980 and of First Central in June 1983. Mr. Dollinger was elected Chairman of the Board of Mercury in March 1995. He served as Secretary of the Insurance Company and First Central from August 1980 and June 1983, respectively, through October 1985. In October 1985 he became a Vice President of both First Central and the Insurance Company. In June 1988 he was elected Executive Vice President of First Central. From 1975 to December 1991, he served as Vice President of Simon General Agency, Inc. Mr. Dollinger is Mr. Simon's son-in-law and Allan R. Goodman's brother-in-law. Mr. Dollinger's spouse is an owner of Simon Agency of New York (see "Item 13. Certain Relationships and Related Party Transactions").

     ALLAN R. GOODMAN, 48, became a director of the Insurance Company in August 1980 and a director of First Central in June 1983. In May 1993, Mr. Goodman was elected as a Vice President of First Central, a position he formerly held from October 1985 through December 1991. He served as Treasurer of First Central from June 1983 through October 1985. From October 1985 to December 1991, Mr. Goodman served as Secretary of the Insurance Company. He served as Secretary-Treasurer of Simon General Agency, Inc. from 1973 to December 1991 and served as President of Simon General Agency, Inc. from January 1992 to May 1993. Mr. Goodman has also served as Secretary-Treasurer of Simon Agency International, Ltd., and
Simon  Life  Agency,   Inc.   since  1977  and  1981,   respectively,   and  was
Secretary-Treasurer of Simon Commercial Corp. from 1980 through 1991. Mr. Goodman is Mr. Simon's son-in-law and is Joel I. Dollinger's brother-in-law. Mr. Goodman's spouse is an owner of Simon Agency of New York (see "Item 13. Certain Relationships and Related Party Transactions").

     LOUIS V. SIRACUSANO, 49, became a director of First Central in March 1992. Mr. Siracusano has engaged in the practice of law in New York since his admission to the New York Bar in 1976. Mr. Siracusano is a senior partner in the law firm McKenna, Siracusano, Fehringer & Chinese and is a member of the Board of Directors of the Empire Insurance Group and Allcity Insurance Co.

        SEYMOUR D. USLAN, 74, became a director of the Insurance Company in August 1980 and a director of First Central in June 1983. He also served as a Vice President of First Central and the Insurance Company from August 1980 and June 1983, respectively, until August 1985. From 1980 through 1991, Mr. Uslan was the Chairman of the Board of Directors and the majority stockholder of Avalon Communications, Inc., a book publisher. During the period from 1969 to 1980, he served as President and Publisher of American Photographic Book Publishing Co., Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires First Central's officers and directors, and persons who own more than ten percent of a registered class of First Central's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten percent Shareholders are required by the Securities and Exchange Commission's regulation to furnish First Central with copies of all Forms 3, 4 and 5 they file.

        Based solely on First Central's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, First Central believes that all of its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1995.

ITEM 11.       EXECUTIVE COMPENSATION

        The Summary Compensation Table below sets forth certain information concerning the annual compensation paid or accrued to the Chief Executive Officer and the four other most highly compensated executive officers for services rendered to First Central and its subsidiaries during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                                                             ------------
                                                       ANNUAL COMPENSATION                   COMMON STOCK
                                              -----------------------------------------       UNDERLYING
                                                                        OTHER ANNUAL       OPTIONS/WARRANTS          ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)       AWARDED (#)        COMPENSATION ($)(1)
    ---------------------------        ----   ----------   ---------   ----------------       -----------        -------------------
Martin J. Simon,                       1995     242,258      12,000          --                    --                     --
  President, Chief Executive           1994     211,400      12,000          --                    --                     --
  Officer and Chairman of the Board    1993     150,828      10,000        32,233                50,000                   --

Joel I. Dollinger                      1995     139,287       9,500          --                    --                  3,818
  Executive Vice President             1994     117,753       8,500          --                    --                  5,146
                                       1993      80,407      15,500          --                    --                  3,395

Allan R. Goodman (2)                   1995     137,077       9,500          --                    --                  3,847
  Vice President                       1994     120,790       8,500          --                    --                  5,308
                                       1993      53,725      15,500          --                    --                  1,687

Harvey Mass                            1995     126,354       9,500          --                    --                  3,401
  Vice President                       1994     111,047       8,500          --                    --                  4,786
                                       1993      61,154      15,500          --                    --                  2,188

Raymond F. Brancaccio                  1995     104,375       9,500          --                    --                  3,401
  Vice President and Secretary         1994      91,067       8,500          --                    --                  4,786
                                       1993      69,414      15,500          --                    --                  2,188

- -------------------


(1) Company contribution made under First Central's Profit Sharing Plan.
(2) Mr. Goodman was employed by First Central as a Vice President commencing in May 1993.


     The following table sets forth (i) certain information concerning the exercise of options and warrants to purchase Common Stock during 1995 by the executive officers identified in the Summary Compensation Table above and (ii) the value of options and warrants to purchase Common Stock held by such executive officers at December 31, 1995.

             AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION/WARRANT VALUES

                                                        COMMON STOCK UNDERLYING            VALUE OF UNEXERCISED
                                                              UNEXERCISED                      IN-THE-MONEY
                               SHARES       VALUE         OPTIONS/WARRANTS AT               OPTION/WARRANTS AT
                            ACQUIRED ON     REALIZED       DECEMBER 31, 1995                DECEMBER 31, 1995
          NAME              EXERCISE (#)     ($)(1)     EXERCISABLE/UNEXERCISABLE (#)  EXERCISABLE/UNEXERCISABLE($)(2)
          ----              ------------    --------    -----------------------------  -------------------------------
Martin J. Simon                  --            --            25,000/25,000                   23,438/23,438
Allan R. Goodman               10,000        18,313          10,000/0                         9,375/0
Joel I. Dollinger                --            --            20,000/0                        18,750/0
Harvey Mass                      --            --            20,000/0                        18,750/0
Raymond F. Brancaccio            --            --            20,000/0                        18,750/0


- ------------
(1) Based on the closing price of First Central's Common Stock on the American Stock Exchange on date of exercise.
(2) Based on the closing price of First Central's Common Stock on the American Stock Exchange on December 29, 1995.


EMPLOYMENT AGREEMENTS

    Martin J. Simon entered into an employment agreement with First Central effective January 1, 1994, pursuant to which he is to perform the duties of its Chairman of the Board, President and Chief Executive Officer. The term of the agreement is five years, commencing January 1, 1994 and expiring on December 31, 1998, with automatic successive one year renewal periods unless either party terminates the agreement on six months prior written notice. The agreement provides for an annual base salary of $190,000, or such greater amount as the Board of Directors may from time to time determine, and for Mr. Simon to receive amounts payable under incentive or bonus plans adopted by First Central for the benefit of senior executives. In the event of Mr. Simon's disability (defined as the inability to perform his duties for a period of six consecutive months or for an aggregate of nine months in any consecutive twelve month period), compensation at the above rate is payable for three years from the date of such disability. The agreement also provides for the payment of a benefit to Mr. Simon's beneficiary in the event of his death while employed by First Central. The amount of such benefit will be Mr. Simon's then current annual salary and incentive bonus. Such amount is payable each year for three years from the date of Mr. Simon's death.

    Raymond F. Brancaccio, Joel I. Dollinger, Allan R. Goodman and Harvey Mass each entered into employment agreements with First Central effective May 1, 1994. The term of each of the agreements is three years, expiring on April 30, 1997. The agreements each provide for an annual base salary and for such executives to receive amounts payable under incentive or bonus plans adopted by First Central for the benefit of senior executives. The base salaries for each executive during the years ended April 30, 1995, 1996 and 1997, respectively, are as follows: Raymond F. Brancaccio, $95,014, $105,414, $118,414; Joel I. Dollinger, $130,256, $140,656, $153,656; Allan R. Goodman, $127,402, $137,802,
$150,802;  and  Harvey  Mass,  $114,086,  $124,486,  $137,486.  In the  event of disability (defined as the inability to perform duties for a period of six consecutive months or for an aggregate of nine months in any consecutive twelve month period) compensation is payable for twelve months from the date of such disability. The agreements also provide for the payment of a benefit to the respective executive's beneficiary in the event of death while employed by First Central. Such benefit is payable periodically during the year after the executive's death (less any period that the executive received disability payments if he dies while disabled) and will equal the sum, during such period, of (i) the executive's then current base salary and (ii) an amount equal to the cost of health insurance under First Central's health insurance plans.

COMPENSATION OF DIRECTORS

    Non-employee directors of First Central receive $500 for each Board meeting and $250 for each Committee meeting they attend except that the chairman of each of the Audit Committee and Compensation Committee is paid $750 for each
committee  meeting  such  person  attends.   Non-employee   directors  are  also
reimbursed for certain travel expenses incurred in connection with their attendance at such meetings. Directors who are employees of First Central or its subsidiaries do not receive any remuneration in excess of their regular compensation for Board or committee meetings that they attend.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Louis V. Siracusano, a member of the Compensation Committee, is a senior partner of the law firm McKenna, Siracusano, Fehringer & Chinese which performs subrogation and claims defense services for the Insurance Company. During 1995, the Insurance Company paid aggregate fees of $323,000 to this firm. Seymour D. Uslan, who formerly served as a Vice President of First Central and the Insurance Company, is also a member of the Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

The following table sets forth certain information at April 26, 1996 (unless otherwise indicated) with respect to shares of Common Stock beneficially owned by each person known by First Central to be the beneficial owner of more than five percent of the outstanding Common Stock:

                NAME AND ADDRESS                  AMOUNT AND NATURE OF      PERCENT OF
              OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP(1)       CLASS
              -------------------                 --------------------      ----------
Martin J. Simon ..............................          1,212,989(2)           20.2
   266 Merrick Road
   Lynbrook, New York 11563

Spears, Benzak, Salomon & Farrell.............            615,808(3)           10.1
   45 Rockefeller Plaza
   New York, New York 10001

FMR Corp. ....................................            583,000(4)            9.7
   82 Devonshire Street
   Boston, Massachusetts 02109


     The following table sets forth certain information at April 26, 1996 as to shares of Common Stock beneficially owned by First Central's directors, the Chief Executive Officer, the other four executive officers identified in the Summary Compensation Table above and the directors and executive officers of First Central as a group:

                                                           AMOUNT AND NATURE OF          PERCENT OF
             NAME OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP(1)           CLASS
- ----------------------------------------------            ----------------------          --------
Raymond F. Brancaccio..............................               22,215(5)(6)                *
Joseph P. Ciorciari................................               21,307(6)(7)                *
Joel I. Dollinger..................................               32,200(6)(8)                *
Ralph J. Drabkin...................................               68,079(9)(10)               1.1
Saul Erdman........................................               53,205                      *
Herbert V. Friedman................................               43,003(9)                   *
Allan R. Goodman...................................               11,800(9)(11)               *
Louis Gottlieb.....................................                5,000(12)                  *
Joan M. Locascio...................................               17,918(13)                  *
Harvey Mass........................................               91,908(6)(14)               1.5
Martin J. Simon....................................            1,212,989(2)                  20.2
Louis V. Siracusano................................                  316                      *
Seymour D. Uslan...................................              258,000(15)                  4.3
All executive officers and directors
    as a group (13 persons)........................            1,837,348(16)                 29.8

- -----------------

*    Less than one percent

(1) Except to the extent otherwise indicated, to the best of First Central's knowledge, each of the indicated persons or entities exercises sole voting and investment power with respect to all shares beneficially owned by him.

(2) Includes 934,382 shares owned by Simon Commercial Corp., 39,990 shares owned by Simon General Agency, Inc., 26,100 shares owned by Simon Agency International, Ltd. and 14,642 shares owned by Simon Life Agency Inc. Mr. Simon has sole voting and investment power with respect to such shares. Also includes 25,000 shares issuable upon exercise of currently exercisable stock options.


(3) Based upon information supplied to the Company by Spears, Benzak, Salomon & Farrell ("SBSF") on April 26, 1996. Includes 93,333 shares issuable upon conversion of the Company's 9% Convertible Subordinated Debentures due 2000. SBSF shares the power to vote and dispose or direct the disposition of such shares with various customers for whom the shares were purchased, but in each case the customer has the ultimate power to vote and dispose of the shares and may at any time revoke SBSF's authority to vote and dispose of the shares.

(4) Based upon data set forth in a Schedule 13G filed by FMR Corp. in February 1996 with the Securities Exchange Commission. Includes 4,000 shares issuable upon conversion of First Central's 9% Convertible Subordinated Debentures due 2000. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of such shares.

(5)  Includes 2,215 shares jointly owned by Mr. Brancaccio and his spouse.

(6) Includes 20,000 shares issuable upon exercise of currently exercisable options granted under First Central's 1990 Stock Incentive Plan.

(7) Includes 1,076 shares which are jointly owned by Mr. Ciorciari and his spouse. Mr. and Mrs. Ciorciari may be deemed to share the voting and investment powers with respect to such shares. Also includes 128 shares held by Mr. and Mrs. Ciorciari as custodian for their children and 100 shares owned by a child of Mr. and Mrs. Ciorciari.

(8) Includes 200 shares held by Mr. Dollinger's spouse as custodian for Mr. and Mrs. Dollinger's children, as to which Mr. Dollinger disclaims beneficial ownership.

(9) Includes 10,000 shares issuable upon exercise of currently exercisable warrants granted under the Non-Employee Directors' Warrant Plan.

(10) Includes 58,079 shares jointly owned by Mr. Drabkin and his spouse. Mr. and Mrs. Drabkin may be deemed to share the voting and investment powers with respect to such shares.

(11) Includes 1,800 shares held by Mr. and Mrs. Goodman as custodians for their children, as to which Mr. Goodman disclaims beneficial ownership.

(12) Such shares are jointly owned by Mr. Gottlieb and his spouse. Mr. and Mrs. Gottlieb may be deemed to share the voting and investment powers with respect to such shares.

(13) Includes 17,500 shares issuable upon exercise of currently exercisable options granted under First Central's 1990 Stock Incentive Plan.

(14) Includes 37,902 shares jointly owned by Mr. Mass and his spouse. Mr. and Mrs. Mass may be deemed to share the voting and investment powers with respect to such shares. Also includes 820 shares owned by Mrs. Mass as to which Mr. Mass disclaims beneficial ownership.

(15) Includes 20,000 shares issuable upon exercise of currently exercisable warrants granted under the Non-Employee Directors' Warrant Plan.

(16) Includes, in aggregate, 160,000 shares issuable upon exercise of currently exercisable options and warrants.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Simon Agency of New York ("Simon New York") is owned by Sheryl Harwood, Joan Dollinger and Audrey Goodman who are Martin J. Simon's daughters. Mrs. Dollingera and Mrs. Goodman are the spouses of Joel I. Dollinger and Allan R. Goodman, respectively. During 1995, premiums written by Simon New York amounted to approximately 12.7% of the direct gross premiums written by the Insurance Company. At December 31, 1995, the commissions earned by Simon New York from business placed with the Insurance Company during 1995 were approximately $1,805,000. These commissions are comparable to those paid by the Insurance Company to unrelated agents. The Insurance Company subleased 3,900 square feet of office space to Simon New York under a sublease agreement that expired November 30, 1995. Effective December 1, 1995, Simon New York entered into a lease with the Insurance Company which provides for an annual rent of $78,000. Simon New York's rent under the lease is comparable to that paid by other tenants that occupy the building. Rent received from Simon New York in 1995 was approximately $88,300.

        Mr. Simon and Ralph J. Drabkin are senior partners of Simon, Drabkin & Margulies which performs subrogation and claims defense services for the Insurance Company. During 1995, the Insurance Company paid aggregate fees of approximately $798,000 to this firm.

        Louis V. Siracusano is a senior partner of the law firm McKenna, Siracusano, Fehringer & Chinese which performs subrogation and claims defense services for the Insurance Company. During 1995, the Insurance Company paid aggregate fees of $323,000 to this firm.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lynbrook, New York, on the 26th day of April, 1996.


                                             FIRST CENTRAL FINANCIAL CORPORATION



                                             By:  /s/ Joan M. Locascio
                                                --------------------------------
                                                 Joan M. Locascio
                                                 Chief Financial Officer,
                                                  Vice President and Treasurer