Form 10-Q
period 1996-03-31
FIRST CENTRAL FINANCIAL CORP
filed 1996-05-15
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
             or organization)                                Number)


                   266 MERRICK ROAD, LYNBROOK, NEW YORK 11563

                    (Address of principal executive offices)
                                   (Zip Code)


                                 (516) 593-7070

              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             -------     ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Shares Outstanding at
              Title of Class                                    May 14, 1996
              --------------                               ---------------------
  Common Stock, Par Value $.10 Per Share                        5,986,608


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM I   FINANCIAL STATEMENTS.........................................        1

         Consolidated Balance Sheets..................................        1

         Consolidated Statements of Income............................        3

         Consolidated Statements of Changes in Shareholders' Equity...        4

         Consolidated Statements of Cash Flows........................        5

         Notes to Consolidated Financial Statements...................        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................        7


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................        10

         SIGNATURES...................................................        15


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                MARCH 31,         DECEMBER 31,
                                                                  1996                1995
                                                            -----------------   -----------------
                                                               (UNAUDITED)              *
ASSETS

 Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1996 - $36,655,437;
      1995 - $35,181,479)                                    $    35,952,238    $     35,640,019
      Equity securities, (cost: 1996 - $24,248,540;
      1995 - $28,011,278)                                         24,893,270          28,704,546
  Securities held-to-maturity at amortized cost (market:
      1996 - $32,671,006; 1995 - $33,693,837)                     33,081,196          33,415,757
  Short-term investments, at cost, which approximates
      market                                                       7,611,395           2,918,369
                                                            -----------------  ------------------
      Total Investments                                          101,538,099         100,678,691

  Cash                                                             2,096,386           1,499,829
  Accrued investment income                                        1,026,050             835,720
  Agents' balances, less allowance for doubtful accounts
   (1996 - $1,544,074; 1995 - $1,554,074)                         17,694,209          17,871,850
  Reinsurance receivables on unpaid losses                        22,317,502          19,541,811
  Reinsurance receivables on paid losses                             166,390             817,681
  Prepaid reinsurance premiums                                     7,517,019           8,206,455
  Federal income taxes recoverable                                 1,967,225           2,467,225
  Other receivables                                                  279,992             333,234
  Deferred policy acquisition costs                                6,121,461           6,351,976
  Deferred debenture costs                                           419,975             438,603
  Deferred income taxes                                            5,035,000           4,465,000
  Property, plant and equipment less accumulated
    depreciation (1996 - $1,685,006; 1995 - $1,639,866)            4,468,228           4,523,949
  Other Assets                                                       448,648             428,325
                                                            -----------------  ------------------
                                                             $   171,096,184    $    168,460,349
                                                            =================  ==================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,             DECEMBER 31,
                                                         1996                   1995
                                                  ------------------       -----------------
                                                      (UNAUDITED)                  *
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                     $    83,210,961          $   78,887,340
 Unpaid loss adjustment expenses                         8,395,294               7,749,141
 Unearned premiums                                      34,025,793              36,295,661
                                                   ---------------          --------------
   Total Policy Liabilities                            125,632,048             122,932,142

Funds held for reinsurance treaty                        3,466,796               3,704,947
Reinsurance payable                                      1,005,778               1,393,663
Convertible subordinated debentures                      6,330,000               6,330,000
Other liabilities                                        1,472,812                 761,988
                                                   ---------------          --------------
   Total Liabilities                                   137,907,434             135,122,740
                                                   ---------------          --------------
Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1996 -
  6,576,512 shares; 1995 - 6,576,512 shares)               658,902                 658,902
 Additional paid-in capital                             13,209,395              13,209,395
 Net unrealized depreciation on securities
  available-for-sale, net of deferred taxes of
  (1996 - $20,000; 1995 - $392,000)                        (38,469)                759,806
 Retained earnings                                      23,476,314              22,826,898
                                                   ---------------          --------------

                                                        37,306,142              37,455,001
Less treasury stock, at cost (1996 - 600,404
 shares; 1995 - 600,404 shares)                         (4,117,392)             (4,117,392)
                                                   ---------------          --------------

   Total Shareholders' Equity                           33,188,750              33,337,609
                                                   ---------------          --------------

                                                   $   171,096,184          $  168,460,349
                                                   ===============          ==============


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                       THREE MONTHS ENDED MARCH 31,
                                                       1996                    1995
                                                 -----------------       -----------------
                                                    (UNAUDITED)             (UNAUDITED)
Revenues

Premiums Written - Direct                         $   15,039,411          $   17,890,742
Reinsurance ceded                                     (3,683,703)             (3,321,296)
                                                  --------------          --------------
     Net Premiums Written                             11,355,708              14,569,446
Decrease (Increase) in unearned
  premiums                                             1,580,432              (1,745,885)
                                                  --------------          --------------
     Net Premiums Earned                              12,936,140              12,823,561

Net investment income                                  1,195,497               1,249,867
Realized gain on investments                             722,125                 181,246
Claims adjusting revenues                                192,276                 148,513
Rental income                                             52,210                 129,745
                                                  --------------          --------------
          Total Revenues                              15,098,248              14,532,932
                                                  --------------          --------------
Expenses

Losses                                                 6,321,175               5,917,693
Loss adjustment expense                                3,043,801               2,024,370
Policy acquisition costs                               2,918,235               3,247,257
Interest expense                                         142,481                 151,528
Doubtful accounts                                        127,731                  87,582
Other operating expenses                               1,346,690               1,263,501
                                                  --------------          --------------
          Total Expenses                              13,900,113              12,691,931
                                                  --------------          --------------
Income Before Income Taxes                             1,198,135               1,841,001

Federal and State Income Taxes                           367,400                 368,500
                                                  --------------          --------------
          Net Income                              $      830,735          $    1,472,501
                                                  ==============          ==============
Per Share Data:
  Net Income:
   Primary                                             $0.14                  $0.25
                                                       =====                  =====
   Fully Diluted                                       $0.13                  $0.23
                                                       =====                  =====
  Cash Dividends Paid                                  $0.03                  $0.03
                                                       =====                  =====


The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)



                                                                    NET UNREALIZED
                                                                    DEPRECIATION ON
                                                       ADDITIONAL    SECURITIES
                                      COMMON STOCK      PAID-IN       AVAILABLE      RETAINED     TREASURY STOCK
                                   SHARES     AMOUNT    CAPITAL       FOR SALE       EARNINGS    SHARES     AMOUNT      TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995*    6,589,012  $658,902  $13,209,395    $759,806      $22,826,898  600,404  $(4,117,392)  $33,337,609

Add (deduct):

 Net income                                                                             830,735                             830,735

 Cash dividends declared
  (.03 per share)                                                                      (181,319)                           (181,319)

 Increase in unrealized
   depreciation                                                       (798,275)                                            (798,275)

- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996        6,589,012  $658,902  $13,209,395    $(38,469)     $23,476,314  600,404  $(4,117,392)  $33,188,750
===================================================================================================================================



* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.






FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1996                    1995
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES

Net Income                                                       $      830,735          $    1,472,501
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs                   6,351,976               7,339,084
  Provision for depreciation and amortization                            69,771                 143,192
  Provision for losses on uncollectible receivables                     127,732                  87,581
  Net realized investment gains                                        (722,125)               (181,246)
  Provision for deferred federal income taxes                          (158,003)               (231,000)
  Changes in operating assets and liabilities
    (Increase) decrease in accrued investment income                   (190,330)                112,454
    Change in agents' balances and unearned premiums                 (1,768,674)              1,472,357
    Change in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverables                           2,845,374               2,131,561
    Deferred policy acquisition costs                                (6,121,461)             (7,592,070)
    Other items, net                                                    843,105                (879,537)
                                                                 --------------          --------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,108,100               3,874,877
                                                                 --------------          --------------

INVESTING ACTIVITIES

Purchases of fixed maturities                                       (31,736,959)             (9,745,075)
Sales and maturities of fixed maturities                             30,220,200               4,940,543
Purchases of equity securities                                       (3,816,416)             (3,408,236)
Sales of equity securities                                            8,685,397               4,833,893
Net (purchases) sales of short-term investments                      (4,693,026)              3,536,170
Net sales (purchases) of property, plant and equipment                   10,581              (3,638,591)
                                                                 --------------          --------------
  NET CASH USED IN INVESTING ACTIVITIES                              (1,330,223)             (3,481,296)
                                                                 --------------          --------------

FINANCING ACTIVITIES

Reduction of Convertible Subordinated Debentures                        -                      (250,000)
Principal payments on capital lease obligations                         -                       (27,637)
Cash dividend paid                                                     (181,320)               (181,476)
Purchases of treasury stock                                             -                      (163,875)
                                                                 --------------          --------------
 NET CASH USED IN FINANCING ACTIVITIES                                 (181,320)               (622,988)
                                                                 --------------          --------------

INCREASE (DECREASE) IN CASH                                             596,557                (229,407)

CASH AT BEGINNING OF YEAR                                             1,499,829                 409,612
                                                                 --------------          --------------

CASH AT END OF YEAR                                              $    2,096,386          $      180,205
                                                                 ==============          ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
     Interest                                                    $      284,907          $      307,266
                                                                 ==============          ==============
     Income Taxes                                                $       31,866          $      809,160
                                                                 ==============          ==============


The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996


1. BASIS OF PRESENTATION

        The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The financial statements for the periods reported should be read in conjunction with the financial statements and related notes contained in First Central's Annual Report on Form 10-K for the year ended December 31, 1995.

2. PER SHARE DATA

        Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

        For the three-month period ended March 31,


                                 Basic            Primary          Fully Diluted
                                 -----            -------          -------------
               1996.........   5,986,910         6,021,871           6,877,563

               1995.........   5,961,414         5,924,905           6,840,116


3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost and consists of the following:

         Land                           $   1,000,000
         Building                           3,039,313
         Equipment                          2,113,921
                                        -------------
         Sub-total                          6,153,234

         Less accumulated depreciation      1,685,006
                                        -------------
         Total                          $   4,468,228
                                        =============


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

NET INCOME - EARNINGS

        First Central reported net income for the three-month period ended March 31, 1996 of $830,735 or $0.14 per share primary and $0.13 per share fully diluted. The decrease in net income of 43.6%, in comparison to the corresponding period ended March 31, 1995, is due primarily to increases in loss and loss adjustment expenses incurred, doubtful accounts and a decrease in investment income offset in part by increases in net realized gains, earned premiums and claims adjusting revenue.

PREMIUMS WRITTEN AND EARNED

        Direct written premiums decreased $2,851,331 (15.9%), for the three-month period ended March 31, 1996, in comparison to the corresponding period of 1995. The decrease in premium volume was primarily a result of First Central Insurance not renewing two general liability policies which accounted for approximately $3,000,000 in direct written premiums during the first quarter of 1996.

        Net premiums earned increased $112,579 (0.9%), for the three-month period ended March 31, 1996, when compared to the same period in 1995.

NET INVESTMENT INCOME; REALIZED GAINS

        First Central's net investment income of $1,195,497 for the three-month period ended March 31, 1996 represents a 4.4% decrease, over the net investment income from the corresponding period of 1995. The decrease is due primarily to a reduction in dividends received on equity securities when compared to the three month period ended March 31, 1995. First Central's net realized gains for the three-month period ended March 31, 1996 were $722,125, an increase of 298.4%, over the same period ended March 31, 1995. The increase in net realized gains resulted primarily from gains realized on the sale of equity securities.

        At March 31, 1996 First Central held 35.4% of its invested assets in fixed maturities available- for-sale, 32.6% in fixed maturities held-to-maturity,  24.5% in equity  securities  (common  and  preferred  stocks)
available  for  sale  and  7.5% in  short-term  investments  (principally  money markets). In comparison to March 31, 1995 First Central held 40.7% of its invested assets in fixed maturities available-for-sale, 12.7% in fixed maturities held-to-maturity, 40.6% in equity securities (common and preferred stocks) and 6.0% in short-term investments (principally money markets). At December 31, 1995, First Central held 35.4% of its invested assets in fixed maturities available-for-sale, 33.2% in fixed maturities held-to-maturity, 28.5% in equity securities (common and preferred stocks) available for sale and 2.9% in short- term investments.

        At March 31, 1996, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $38,469, which is net of deferred taxes of $20,000. At December 31, 1995 the net unrealized gain was $759,806 net of deferred taxes of $392,000, the change from a net unrealized gain position to a net unrealized loss is primarily due to a decline in market value of the Company's fixed maturities available for sale.

        In accordance with FASB Statement No. 115, the following is the investment classifications at March 31, 1996. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.

                                                                                   CHARGE TO
                MARCH 31, 1996                COST              MARKET              SURPLUS
            ------------------------------------------------------------------------------------
             Debt Securities:
              Held to Maturity           $   33,081,196         32,671,006             -
              Available for Sale             36,655,437         35,952,238            (703,199)
              Trading Securities                -                  -                   -
                                        ------------------------------------------------------
                                             69,736,633         68,623,244            (703,199)
             Equity Securities:
              Available for Sale             24,248,540         24,893,270             644,730
              Trading Securities                -                  -                   -
                                                                                 -------------
              Less deferred taxes                                                       20,000
                                                                                 -------------
             Reduction of Shareholder's Equity & Investments                     $     (38,469)
                                                                                 =============


LOSS AND LOSS ADJUSTMENT EXPENSE

        During the three-month period ended March 31, 1996, incurred losses net of reinsurance increased by 6.8% when compared to the corresponding period in 1995. The increase in net incurred losses is primarily a result of an increase in outstanding case reserves and paid losses as of March 31, 1996 when compared to the three-month period ended March 31, 1995.

        During the three-month period ended March 31, 1996, incurred loss adjustment expenses, net of reinsurance, increased by 50.4% when compared to the corresponding period in 1995. The increase in loss adjustment expenses is due to an increase in costs associated with claims and litigation primarily due to the increase of policies written over the last several years.

UNDERWRITING EXPENSES

        Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement.

        Policy acquisition costs decreased by 10.1% for the three-month ended March 31, 1996, as compared to the corresponding period in 1995 primarily due to the reduction in percentage and volume on First Central Insurance's commission expense on policies and an increase of commission on reinsurance premiums. Other operating expenses increased by 6.6% for the three-month period ended March 31, 1996 as compared to the corresponding period in 1995.

PROVISION FOR DOUBTFUL ACCOUNTS

        Provision for doubtful accounts decreased 45.8% for the three-month period ended March 31, 1996 compared to the corresponding period in 1995.

INTEREST EXPENSE

        Interest expense decreased 6.0% for the three-month period ended March 31, 1996 when compared to the corresponding period in 1995. This decrease is due to the reduction in the principal amount outstanding of First Central's convertible subordinated debentures from $6,505,000 at March 31, 1995 to $6,330,000 at March 31, 1996.

FINANCING ACTIVITIES

        For the three-month period ended March 31, 1996, net cash used in First Central's investing activities was approximately $1,330,000 as compared to approximately $3,480,000 from the comparable period in 1995. The decrease in cash used for investing activities was due to a net decrease in investments in property, plant and equipment and fixed maturities as offset by net increases in investments, sales of equity securities, and net increase in purchase of short-term investments. The decrease in property, plant and equipment was a result of the Company purchasing its home office in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the three months ended March 31, 1996.

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

        First Central funded its February 1, 1996 interest payment of $284,850 under its outstanding convertible subordinated debentures from dividends in the amount of $500,000 it received from First Central Insurance in December 1995.

CAPITAL COMMITMENTS

        Neither the Company nor its subsidiaries made any material commitment for capital expenditures.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits


Exhibit
  No.                                        Description
- --------                                     -----------
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



Exhibit
  No.                                        Description
- --------                                     -----------

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



Exhibit
  No.                                        Description
- --------                                     -----------
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



Exhibit
  No.                                        Description
- --------                                     -----------
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



Exhibit
  No.                                        Description
- --------                                     -----------
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


- -------------------------
*  filed herewith

   B.    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three-month period ended March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST CENTRAL FINANCIAL CORPORATION



DATED:  May 14, 1996            BY: /S/ MARTIN J. SIMON
        --------------------        --------------------------------------
                                    Martin J. Simon, President
                                    (Chief Executive Officer)



                                FIRST CENTRAL FINANCIAL CORPORATION



DATED: May 14, 1996             BY: /S/ JOAN M. LOCASCIO
       --------------------         --------------------------------------
                                    Joan M. Locascio, Treasurer, Vice President
                                   (Chief Financial and Accounting Officer)