Form 10-Q
period 1996-06-30
FIRST CENTRAL FINANCIAL CORP
filed 1996-08-14
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

                                --------------------         -------------------

                          Commission file number 1-9138

                       FIRST CENTRAL FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

                 NEW YORK                                             11-2648222
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___   ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding at August 12, 1996
              Title of Class                         (excluding 602,404 treasury shares)
- -------------------------------------------      ------------------------------------------
  Common Stock, Par Value $.10 Per Share                          5,986,608

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                    PAGE NO.
                                                                                    --------
ITEM I       FINANCIAL STATEMENTS..............................................         1

              Consolidated Balance Sheets......................................         1

              Consolidated Statements of Income................................         3

              Consolidated Statements of Changes in Shareholders' Equity.......         4

              Consolidated Statements of Cash Flows............................         5

              Notes to Financial Statements....................................         6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS..............................         7


                                 PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..................................        11

             SIGNATURES........................................................        16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,          DECEMBER 31,
                                                                  1996                1995
                                                             ----------------   -----------------
                                                               (UNAUDITED)              *

ASSETS

 Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1996 - $35,552,668;
      1995 - $35,181,479)                                    $    34,876,547    $     35,640,019
      Equity securities, (cost: 1996 - $22,787,051;
      1995 - $28,011,278)                                         23,351,006          28,704,546
  Securities held-to-maturity at amortized cost (market:
      1996 - $40,721,556; 1995 - $33,693,837)                     41,621,606          33,415,757
  Short-term investments, at cost, which approximates
    market                                                         4,474,380           2,918,369
                                                             ----------------   -----------------
      Total Investments                                          104,323,539         100,678,691

  Cash                                                               948,812           1,499,829
  Accrued investment income                                        1,482,091             835,720
  Agents' balances, less allowance for doubtful accounts
   (1996 - $1,669,762; 1995 - $1,554,074)                         19,202,262          17,871,850
  Reinsurance receivables on unpaid losses                        21,184,903          19,541,811
  Reinsurance receivables on paid losses                             231,320             817,681
  Prepaid reinsurance premiums                                     7,272,884           8,206,455
  Federal income taxes recoverable                                   645,225           2,467,225
  Other receivables                                                  264,953             333,234
  Deferred policy acquisition costs                                6,637,657           6,351,976
  Deferred debenture costs                                           369,177             438,603
  Deferred income taxes                                            5,281,000           4,465,000
  Property, plant and equipment less accumulated depreciation
   (1996 - $1,226,518; 1995 - $1,639,866)                          4,443,954           4,523,949
  Other Assets                                                       425,048             428,325
                                                             ----------------   -----------------
                                                             $   172,712,825    $    168,460,349
                                                             ================   =================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,                DECEMBER 31,
                                                         1996                     1995
                                                   -----------------        ----------------
                                                      (UNAUDITED)                  *

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy Liabilities

 Unpaid losses                                     $    84,539,704          $   78,887,340
 Unpaid loss adjustment expenses                         8,422,739               7,749,141
 Unearned premiums                                      35,187,466              36,295,661
                                                   -----------------        ----------------

   Total Policy Liabilities                             128,149,909            122,932,142

Funds held for reinsurance treaty                         3,637,850              3,704,947
Reinsurance payable                                         822,706              1,393,663
Convertible subordinated debentures                       5,830,000              6,330,000
Other liabilities                                         1,128,105                761,988
                                                   -----------------        ----------------
   Total Liabilities                                   139,568,570             135,122,740
                                                   -----------------        ----------------

Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1996 -
  6,589,012 shares; 1995 - 6,589,012 shares)                658,902                658,902
 Additional paid-in capital                              13,209,395             13,209,395
 Net unrealized (depreciation) appreciation on
  securities available for sale, net of deferred
  taxes of (1996 - $38,000; 1995 - $392,000)                (74,166)                759,806

 Retained earnings                                       23,481,266             22,826,898
                                                   -----------------        ----------------
                                                         37,275,397             37,455,001
Less treasury stock, at cost (1996 - 602,404
 shares; 1995 - 600,404 shares)                         (4,131,142)             (4,117,392)
                                                   -----------------        ----------------
   Total Shareholders' Equity                           33,144,255              33,337,609
                                                   -----------------        ----------------
                                                   $   172,712,825          $  168,460,349
                                                   =================        ================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                              SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                1996           1995            1996            1995
                                           -------------   -------------   -------------   -------------
                                             (UNAUDITED)    (UNAUDITED)      (UNAUDITED)    (UNAUDITED)

Revenues

Premiums Written - Direct                  $ 31,974,146    $ 38,382,994      16,934,735    $ 20,492,252
Reinsurance ceded                            (6,543,060)    (12,989,372)     (2,859,357)     (9,668,076)
                                           ------------    ------------    ------------    ------------
     Net Premiums Written                    25,431,086      25,393,622      14,075,378      10,824,176
(Increase) Decrease in unearned premiums        174,625         768,176      (1,405,807)      2,514,061
                                           ------------    ------------    ------------    ------------
     Net Premiums Earned                     25,605,711      26,161,798      12,669,571      13,338,237

Net investment income                         2,538,263       2,557,582       1,342,766       1,307,715
Realized gain (loss) on investments           1,036,031         544,860         313,906         363,614
Claims adjusting revenues                       481,093         303,930         288,817         155,417
Rental and Miscellaneous income                 119,420         286,938          67,210         157,193
                                           ------------    ------------    ------------    ------------
          Total Revenues                     29,780,518      29,855,108      14,682,270      15,322,176
                                           ------------    ------------    ------------    ------------

Expenses

Losses                                       14,121,728      12,376,093       7,800,553       6,458,400
Loss adjustment expense                       4,727,475       3,734,193       1,683,674       1,709,823
Policy acquisition costs                      5,910,067       6,446,583       2,991,832       3,199,326
Interest expense                                282,407         304,450         139,926         152,922
Doubtful accounts                               464,697         617,429         336,966         529,847
Other operating expenses                      2,903,046       2,092,220       1,556,356         828,719
                                           ------------    ------------    ------------    ------------
          Total Expenses                     28,409,420      25,570,968      14,509,307      12,879,037
                                           ------------    ------------    ------------    ------------

Income Before Income Taxes                    1,371,098       4,284,140         172,963       2,443,139

Federal and State Income Taxes                  354,400         999,500         (13,000)        631,000
                                           ------------    ------------    ------------    ------------

          Net Income                       $  1,016,698    $  3,284,640    $    185,963    $  1,812,139
                                           ============    ============    ============    ============

Per Share Data:

  Net Income:

   Primary                                    $0.17           $0.55            $0.03           $0.30
                                              =====           =====            =====           =====

   Fully Diluted                              $0.17           $0.50            $0.03           $0.27
                                              =====           =====            =====           =====

  Cash Dividends Paid                         $0.06          $0.060            $0.03           $0.030
                                              =====          ======            =====           ======


The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996

                                   (UNAUDITED)

                                                                               NET
                                                                            UNREALIZED
                                                                           DEPRECIATION
                                                                               ON
                                                                ADDITIONAL  SECURITIES
                                               COMMON STOCK      PAID-IN    AVAILABLE   RETAINED    TREASURY STOCK
                                             SHARES    AMOUNT    CAPITAL    FOR SALE    EARNINGS   SHARES      AMOUNT      TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995*            6,589,012  $658,902  $13,209,395 $759,806  $22,826,898  600,404  $(4,117,392) $33,337,609

Add (deduct):

 Net income                                                                            1,016,698                          1,016,698

 Cash dividends declared (.10 per share)                                                (362,330)                          (362,330)

 Purchase shares of treasury stock                                                                  2,000     (13,750)      (13,750)

 Increase in unrealized depreciation                                       (833,972)                                       (833,972)

- ------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996                      6,589,012  $658,902  $13,209,395 $(74,166) $23,481,266  602,404  $(4,131,142) $33,144,255
====================================================================================================================================






* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six MONTHS ENDED JUNE 30,

                                                                      1996                    1995
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)

OPERATING ACTIVITIES

Net Income                                                       $    1,016,698          $    3,284,640
Adjustments to reconcile net income to net cash provided
 by operating activities:

  Amortization of deferred policy acquisition costs                   6,351,976               7,339,084
  Provision for depreciation and amortization                           171,723                 306,208
  Provision for losses on uncollectible agents' balances                464,697                 617,429
  Net realized investment gains                                      (1,036,031)               (544,860)
  Provision for deferred federal income taxes                          (386,000)               (568,000)
  Changes in operating assets and liabilities
    Increase (decrease) in accrued investment income                   (646,371)                 64,702
    Change in agents' balances and unearned premiums                 (2,036,830)             (4,558,070)
    Change in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverables                           5,269,231               4,443,231
    Deferred policy acquisition costs                                (6,637,657)             (7,072,392)
    Other items, net                                                  1,694,797               3,403,659
                                                                -----------------       -----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           4,226,233               6,715,631
                                                                -----------------       -----------------

INVESTING ACTIVITIES

Purchases of fixed maturities                                       (40,531,975)            (23,746,114)
Sales and maturities of fixed maturities                              31,395,866              15,575,041
Purchases of equity securities                                       (5,714,543)             (9,861,954)
Sales of equity securities                                            12,515,785              16,034,250
Net (purchases) sales of short-term investments                      (1,556,011)                 436,494
Purchases of property, plant and equipment                              (10,291)             (3,663,775)
                                                                -----------------       -----------------
  NET CASH USED IN INVESTING ACTIVITIES                              (3,901,169)             (5,226,058)
                                                                -----------------       -----------------

FINANCING ACTIVITIES

Principal payments on convertible subordinated debentures              (500,000)               (250,000)
Proceeds from issuance of shares of common stock                              0                       0
Principal payments on capital lease obligations                               0                 (84,744)
Cash dividend paid                                                     (362,331)               (361,922)
Purchases of shares of common stock for the treasury                    (13,750)               (163,875)
                                                                -----------------       -----------------
 NET CASH USED IN FINANCING ACTIVITIES                                 (876,081)               (860,541)
                                                                -----------------       -----------------

DECREASE (INCREASE) IN CASH                                            (551,017)                629,032

CASH AT BEGINNING OF YEAR                                             1,499,829                 409,612
                                                                -----------------       -----------------
CASH AT END OF YEAR                                              $      948,812          $    1,038,644
                                                                =================       =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

     Interest                                                    $      303,000          $       313,000
                                                                =================       =================

     Income Taxes                                                $    1,062,000          $     1,349,000
                                                                =================       =================

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996

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

2. PER SHARE DATA

        Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

        For the six-month periods ended June 30,

                                 Basic            Primary          Fully Diluted
                                 -----            -------          -------------
               1996.........   5,988,327         6,019,135           6,766,524

               1995.........   5,966,425         6,019,334           6,922,153


3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

         Land                           $   1,000,000
         Building                           3,039,313
         Equipment                          1,631,159
                                        -------------
         Sub-total                          5,670,472
                                        --------------
         Less accumulated depreciation      1,226,518
                                        --------------
         Total                          $   4,443,954
                                        ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

        First Central Financial Corporation ("First Central") was incorporated on May 18, 1983 under the laws of the State of New York. It is the parent corporation of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). First Central Insurance is a New York licensed property and casualty insurance company which underwrites the following types of insurance primarily in the State of New York: Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Automobile Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, Umbrella and Inland Marine. First Central Insurance is licensed to underwrite insurance in the states of New York, Pennsylvania and Connecticut. Mercury, a claims adjustment company, was acquired by First Central in September, 1988. First Central Insurance is rated B++ by A.M. Best.

NET INCOME - EARNINGS

        First Central reported net income for the three and six-month periods ended June 30, 1996 of $185,963 or $0.03 per share primary and $0.03 per share fully diluted, and $1,016,698, or $0.17 per share primary and $0.17 per share fully diluted, respectively. The decrease in net income of 89.7% for the three month period ended June 30, 1996 in comparison to the corresponding period ended June 30, 1995, is due primarily to a decrease in earned premiums and increases in losses incurred and other operating expense offset in part by increases in claims adjusting revenue and decreased policy acquisition costs. The decrease in net income of 69.0% for the six month period ended June 30, 1996 when compared to the same period ended June 30, 1995 was primarily due to decreases in earned premiums, and increases in loss and loss adjustment expenses and other operating expenses offset in part by increases in realized gains, claims adjusting revenue and a decrease in policy acquisition costs.

PREMIUMS WRITTEN AND EARNED

        Direct written premiums of $16,934,735 and $31,974,146 for the three and six-month periods ended June 30, 1996, respectively, decreased 17.4% and 16.7%, when compared to the corresponding period of 1995. The decrease in premium volume primarily resulted from the lead paint exclusion that First Central Insurance Company now has in effect on all policies, competitive pricing pressures and softer property and casualty markets.

        In January 1996, an endorsement to First Central Insurance's reinsurance treaty increased First Central Insurance's retention per loss to $250,000 from $200,000 and decreased its ceded premium rate on property and casualty writings. An April 1995, endorsement to the reinsurance treaty changed the calculation of reinsurance premium from a percentage of earned premiums to a percentage of written premiums (although reinsurance premiums continue to be paid when earned). This change is the primary reason that ceded premiums decreased $6,808,719 (70.4%) and $6,446,312 (49.6%) for the three and six month periods ended June 30, 1996, respectively, and net written premiums increased $3,251,202 (30%) and $37,464 (0.1%), respectively, over the same periods when compared to the corresponding periods in 1995.

        Net premiums earned decreased $668,666 (5.0%) and $556,087 (2.1%), for the three and six-month periods ended June 30, 1996, respectively, when compared to the same periods in 1995. The decrease for the three and six-month periods is attributable to the decrease in direct written premiums.

NET INVESTMENT INCOME; REALIZED GAINS

        First Central's net investment income of $1,342,766 and $2,538,263 for the three and six-month periods ended June 30, 1996, respectively, represent a 2.7% increase and a 0.8%, decrease over the net investment income from the corresponding periods of 1995. First Central's net realized gains for the three and six-month periods ended June 30, 1996 declined $49,708 (13.7%) and increased $491,171 (90.1%), respectively, over the same periods ended June 30, 1995. The increase in net realized gains resulted primarily from gains realized on the sale of equity securities.

        At June 30, 1996 First Central held 33.4% of its invested assets in fixed maturities available-for-sale, 39.9% in fixed maturities held-to-maturity, 22.4% in equity securities (common and preferred stocks) available for sale and 4.3% in short-term investments (principally money markets). At December 31, 1995, First Central held 35.4% of its invested assets in fixed maturities available-for-sale, 33.2% in fixed maturities held-to-maturity, 28.5% in equity securities (common and preferred stocks) available for sale and 2.9% in short-term investments.

        At June 30, 1996, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $74,166. The unrealized loss is net of deferred taxes of $38,000. At December 31, 1995 the net unrealized gain was $759,806 net of deferred taxes of $392,000, the change from a net unrealized gain position to a net unrealized loss is primarily due to a decline in market value of First Central's fixed maturities available for sale.

        In accordance with FASB Statement No. 115, the following is the investment classifications at June 30, 1996. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.

                                                                                    CHARGE TO
                  JUNE 30, 1996                COST              MARKET              SURPLUS
            -------------------------------------------------------------------------------------
             Debt Securities:
              Held to Maturity                41,621,606         40,721,556                   0
              Available for Sale              35,552,668         34,876,547            (676,121)
              Trading Securities                       0                  0                   0
                                          -------------------------------------------------------

             Equity Securities:

              Available for Sale              22,787,051         23,351,006             563,955
              Trading Securities                       0                  0                   0
                                                                                -----------------

              Less deferred taxes                                                       (38,000)

                                                                                -----------------

             Reduction of Shareholder's Equity & Investments                    $       (74,166)
                                                                                =================


LOSS AND LOSS ADJUSTMENT EXPENSE

        It has been First Central Insurance's practice to maintain reserves at or near the middle range of an 'actuarial reasonableness range' established by its independent actuary to evaluate the adequacy of reserves. The Insurance Company's reserves are analyzed on a quarterly basis. As of June 30, 1996, the actuary's preliminary report indicates that the actuarial reasonableness range is between $68.1 million and $83.3 million. As of June 30, 1996, the Insurance Company's net reserves were $71.7 million.

        During the three and six-month periods ended June 30, 1996, incurred losses net of reinsurance increased by 20.8% and 14.1%, respectively, when compared to the corresponding periods in 1995.

        During the three and six-month periods ended June 30, 1996, incurred loss adjustment expenses, net of reinsurance, decreased by 1.5% and increased by 26.6%, respectively, when compared to the corresponding periods in 1995. The increase in loss adjustment expenses for the six-month period is primarily due to an increase in costs associated with claims and litigation resulting from the increase of policies written over the last several years.

UNDERWRITING EXPENSES

        Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement. Policy acquisition costs decreased by 6.5% and 8.3% for the three and six-months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. These decreases are primarily due to the decrease in commission and premium tax expenses associated with the reduced premium writing. Other operating expenses increased by 87.8% and 38.8% for the three and six-month periods ended June 30, 1996 as compared to the corresponding periods in 1995. This increase is primarily due to new statutory assessments on workers' compensation lines. Accordingly, Underwriting Expenses increased 12.9% and 3.2% for the three and six-month period ended June 30, 1996, respectively, as compared to the corresponding period in 1995.

PROVISION FOR DOUBTFUL ACCOUNTS

        Provision for doubtful accounts decreased 36.4% and 24.7% for the three and six-month periods ended June 30, 1996 compared to the corresponding periods in 1995. This decrease was primarily the result of a reduction in the amount of uncollectible premiums identified in workers' compensation policy audits.

INTEREST EXPENSE

        Interest expense decreased 8.5% and 7.2% for the three and six-month periods ended June 30, 1996 when compared to corresponding periods in 1995. This decrease is due to the reduction in the principal amount outstanding of First Central's convertible subordinated debentures from $6,505,000 at June 30, 1995 to $5,830,000 at June 30, 1996.

FINANCING ACTIVITIES

        For the six-month period ended June 30, 1996, net cash used in First Central's investing activities was approximately $3,901,169 as compared to approximately $5,226,058 from the comparable period in 1995. The decrease in cash used for investing activities was due primarily to a net decrease in investments in property, plant and equipment and equity securities as offset by net increases in investments in fixed maturities and short-term investments. The decrease in property, plant and equipment was a result of the First Central Insurance purchasing its home office in the first quarter or 1995.

LIQUIDITY AND CAPITAL RESOURCES

        First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the six months ended June 30, 1996.

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

        First Central funded its February 1, 1996 interest payment of $284,850 and August 1, 1996 interest payment of $262,350 under its outstanding Debentures from the dividends it received from the First Central Insurance in the amount of $2,000,000.

CAPITAL COMMITMENTS

        Neither the Company nor its subsidiaries made any material commitment for capital expenditures.

                                     PART II

                                OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

Exhibit
  No.                                        Description
 ----                                        -----------
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

- -------------------------
*  filed herewith

   B.    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three and six-month periods ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST CENTRAL FINANCIAL CORPORATION

DATED: August 13, 1996              BY: /s/ Martin J. Simon
       -------------------              ----------------------------------------
                                        Martin J. Simon, President
                                        (Chief Executive Officer)

DATED: August 13, 1996              BY: /s/ Joan M. Locascio
       -------------------              ----------------------------------------
                                        Joan M. Locascio, Treasurer,
                                         Vice President
                                        (Chief Financial and Accounting Officer)