Form 10-Q
period 1996-09-30
FIRST CENTRAL FINANCIAL CORP
filed 1996-11-05
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


                                       OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                          Commission file number 1-9138


                       FIRST CENTRAL FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


            NEW YORK                                      11-2648222

State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)



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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Shares Outstanding at October 31, 1996
            Title of Class                  (excluding 602,404 treasury shares)
--------------------------------------    --------------------------------------
Common Stock, Par Value $.10 Per Share                    5,986,608

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                    PAGE NO.


ITEM I       FINANCIAL STATEMENTS..............................................         1

              Consolidated Balance Sheets......................................         1

              Consolidated Statements of Income................................         3

              Consolidated Statements of Changes in Shareholders' Equity.......         4

              Consolidated Statements of Cash Flows............................         5

              Notes to Financial Statements....................................         6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................         7


                                 PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..................................        11

             SIGNATURES........................................................        16


                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  1996                1995
                                                            -----------------   -----------------

                                                               (UNAUDITED)              *


ASSETS
Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1996 - $33,260,242;
      1995 - $35,181,479)                                    $   32,908,914     $     35,640,019
      Equity securities, (cost: 1996 - $22,198,562;
      1995 - $28,011,278)                                        23,118,222           28,704,546
  Securities held-to-maturity at amortized cost (market:
      1996 - $44,547,503; 1995 - $33,693,837)                    45,402,269           33,415,757
  Short-term investments, at cost, which approximates
    market                                                        3,715,958            2,918,369
                                                            -----------------  ------------------

      Total Investments                                          105,145,363         100,678,691

  Cash                                                             4,367,861           1,499,829
  Accrued investment income                                        1,278,004             835,720
  Agents' balances, less allowance for doubtful accounts
   (1996 - $1,672,756; 1995 - $1,554,074)                         17,851,688          17,871,850
  Reinsurance receivables on unpaid losses                        20,293,027          19,541,811
  Reinsurance receivables on paid losses                             620,895             817,681
  Prepaid reinsurance premiums                                     5,724,197           8,206,455
  Federal income taxes recoverable                                   481,225           2,467,225
  Other receivables                                                  699,565             333,234
  Deferred policy acquisition costs                                7,004,838           6,351,976
  Deferred debenture costs                                           296,444             438,603
  Deferred income taxes                                            5,417,000           4,465,000
  Property, plant and equipment less accumulated depreciation
   (1996 - $1,274,157; 1995 - $1,639,866)                          4,435,323           4,523,949
  Other Assets                                                       421,198             428,325
                                                            -----------------  ------------------

                                                             $   174,036,628    $    168,460,349
                                                            =================  ==================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30,           DECEMBER 31,
                                                         1996                   1995
                                                  ------------------       -----------------
                                                      (UNAUDITED)                  *
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy Liabilities
 Unpaid losses                                     $    87,458,013          $   78,887,340
 Unpaid loss adjustment expenses                         8,417,663               7,749,141
 Unearned premiums                                      34,427,641              36,295,661
                                                  ------------------       -----------------
   Total Policy Liabilities                             130,303,317            122,932,142
Funds held for reinsurance treaty                         2,926,383              3,704,947
Reinsurance payable                                       1,094,164              1,393,663
Convertible subordinated debentures                       4,900,000              6,330,000
Other liabilities                                         1,103,653                761,988
                                                  ------------------       -----------------
   Total Liabilities                                   140,327,517             135,122,740
                                                  ------------------       -----------------
Commitments and Contingencies
Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1996 -
  6,589,012 shares; 1995 - 6,589,012 shares)                658,902                658,902
 Additional paid-in capital                              13,209,395             13,209,395
 Net unrealized appreciation on securities available
  for sale, net of deferred taxes of (1996 -
  $193,000;1995 - $392,000)                                 375,328                759,806
 Retained earnings                                       23,596,628             22,826,898
                                                  ------------------       -----------------
                                                         37,840,253             37,455,001
Less treasury stock, at cost (1996 - 602,404
 shares; 1995 - 600,404 shares)                         (4,131,142)             (4,117,392)
                                                  ------------------       -----------------
   Total Shareholders' Equity                           33,709,111              33,337,609
                                                  ------------------       -----------------
                                                   $   174,036,628          $  168,460,349
                                                  ==================       =================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                         NINE MONTHS ENDED SEPTEMBER 30,   THREE MONTHS ENDED SEPTEMBER 30,
                                             1996             1995              1996             1995
                                       ----------------  ---------------  ----------------  ---------------
                                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Revenues
Premiums Written - Direct               $  46,638,875     $ 55,166,749     $  14,664,729     $ 16,783,755
Reinsurance ceded                          (7,447,887)     (17,322,170)         (904,827)      (4,332,798)
                                       ----------------  ---------------  ----------------  ---------------
     Net Premiums Written                   39,190,988       37,844,579        13,759,902       12,450,957
(Increase) Decrease in unearned premiums     (614,238)        2,168,647         (788,863)        1,400,471
                                       ----------------  ---------------  ----------------  ---------------
     Net Premiums Earned                    38,576,750       40,013,226        12,971,039       13,851,428
Net investment income                        3,883,099        3,734,116         1,344,836        1,176,534
Realized gain (loss) on investments            951,896          974,122          (84,135)          429,262
Claims adjusting revenues                      763,683          469,880           282,590          165,950
Rental and Miscellaneous income                182,549          153,568            63,129        (133,370)
                                       ----------------  ---------------  ----------------  ---------------
          Total Revenues                    44,357,977       45,344,912        14,577,459       15,489,804
                                       ----------------  ---------------  ----------------  ---------------
Expenses
Losses                                      21,786,229       19,248,378         7,664,501        6,872,285
Loss adjustment expense                      6,616,211        5,889,709         1,888,736        2,155,516
Policy acquisition costs                     9,139,831        9,908,330         3,229,764        3,461,747
Interest expense                               403,016          451,698           120,609          147,248
Doubtful accounts                              498,459          618,122            33,762              693
Other operating expenses                     4,146,219        2,828,180         1,243,173          735,960
                                       ----------------  ---------------  ----------------  ---------------
          Total Expenses                    42,589,965       38,944,417       14,180,545       13,373,449
                                       ----------------  ---------------  ----------------  ---------------
Income Before Income Taxes                   1,768,012        6,400,495          396,914        2,116,355
Federal and State Income Taxes                 455,000        1,597,000          100,600          597,500
                                       ----------------  ---------------  ----------------  ---------------
          Net Income                    $    1,313,012    $  4,803,495     $     296,314     $  1,518,855
                                       ================  ===============  ================  ===============
Per Share Data:
  Net Income:
   Primary                                   $0.22            $0.80             $0.05           $0.25
                                             =====            =====             =====           =====
   Fully Diluted                             $0.22            $0.74             $0.05           $0.24
                                             =====            =====             =====           =====
  Cash Dividends Paid                        $0.09            $0.09             $0.03           $0.03
                                             =====            =====             =====           =====


The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)




                                                                   NET UNREALIZED
                                                                   DEPRECIATION ON
                                                      ADDITIONAL     SECURITIES
                                   COMMON STOCK         PAID-IN       AVAILABLE     RETAINED       TREASURY STOCK
                                 SHARES      AMOUNT      CAPITAL       FOR SALE      EARNINGS     SHARES      AMOUNT       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
   1995*                       6,589,012 $  658,902  $  13,209,395      $ 759,806  $22,826,898  600,404   $(4,117,392)  $33,337,609
Add (deduct):
 Net income                                                                          1,313,012                            1,313,012
 Cash dividends declared
   (0.12 per share)                                                                   (543,282)                            (543,282)
 Purchase shares of treasury
   stock                                                                                         2,000       (13,750)       (13,750)
 Decrease in unrealized
   appreciation                                                          (384,478)                                         (384,478)
-----------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1996     6,589,012 $  658,902  $  13,209,395      $ 375,328   23,596,628  602,404   $(4,131,142)  $33,709,111
===================================================================================================================================


* The balance sheet at December 31, 1995 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1996                    1995
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES
Net Income                                                       $    1,313,012          $    4,803,495
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs                   6,351,976               7,339,084
  Provision for depreciation and amortization                           309,032                 451,020
  Provision for losses on uncollectible agents' balances                498,459                 618,123
  Net realized investment gains                                        (951,896)               (974,122)
  Provision for deferred federal income taxes                          (753,000)               (650,000)
  Changes in operating assets and liabilities
    Increase in accrued investment income                              (442,284)               (115,638)
    Change in agents' balances and unearned premiums                   (642,623)             (3,852,049)
    Change in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverables                           8,684,765               6,618,966
    Deferred policy acquisition costs                                (7,004,838)             (6,976,014)
    Other items, net                                                  1,682,564               4,027,057
                                                                -----------------       -----------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           9,045,167              11,289,922
                                                                -----------------       -----------------
INVESTING ACTIVITIES
Purchases of fixed maturities                                       (51,897,834)            (38,823,055)
Sales and maturities of fixed maturities                              41,267,938              22,708,657
Purchases of equity securities                                       (7,433,633)            (13,373,837)
Sales of equity securities                                            14,731,248              24,442,226
Net (purchases) sales of short-term investments                        (797,589)                 892,927
Purchases of property, plant and equipment                              (60,238)             (3,685,963)
                                                                -----------------       -----------------
  NET CASH USED IN INVESTING ACTIVITIES                              (4,190,108)             (7,839,045)
                                                                -----------------       -----------------
FINANCING ACTIVITIES
Principal payments on convertible subordinated debentures            (1,430,000)               (250,000)
Proceeds from issuance of shares of common stock                        -                         71,094
Principal payments on capital lease obligations                         -                       (84,744)
Cash dividend paid                                                     (543,279)               (542,708)
Purchases of shares of common stock for the treasury                    (13,750)               (163,875)
                                                                -----------------       -----------------
 NET CASH USED IN FINANCING ACTIVITIES                               (1,987,029)               (970,233)
                                                                -----------------       -----------------
INCREASE IN CASH                                                      2,868,030               2,480,644
CASH AT BEGINNING OF YEAR                                             1,499,829                 409,612
                                                                -----------------       -----------------
CASH AT END OF THIRD QUARTER                                     $    4,367,861          $    2,890,256
                                                                =================       =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
     Interest                                                    $      566,000          $      609,000
                                                                =================       =================
     Income Taxes:
       Paid                                                      $       935,000         $    2,237,000
       Refunded                                                  $     1,700,000                -
                                                                =================       =================

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996


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

2. PER SHARE DATA

        Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Such weighted average number of shares outstanding were as follows:

        For the nine-month periods ended September 30,


                                 Basic            Primary          Fully Diluted
               1996.........   5,987,685         5,995,491           6,641,018
               1995.........   5,990,098         6,045,006           6,894,821


3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:


         Land                           $   1,000,000
         Building                           3,039,313
         Equipment                          1,670,167
                                       ---------------
         Sub-total                          5,709,480
         Less accumulated depreciation      1,274,157
                                       ---------------
         Total                          $   4,435,323
                                       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

        First Central Financial Corporation ("First Central") was incorporated on May 18, 1983 under the laws of the State of New York. It is the parent corporation of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). First Central Insurance is a New York licensed property and casualty insurance company which underwrites the following types of insurance primarily in the State of New York: Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Automobile Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, Umbrella and Inland Marine. First Central Insurance is licensed to underwrite insurance in the states of New York, Pennsylvania and Connecticut. First Central Insurance is rated B++ by A.M. Best. Mercury, a claims adjustment and investigation company, was acquired by First Central in September 1988.

NET INCOME - EARNINGS

        First Central reported net income for the three and nine-month periods ended September 30, 1996 of $296,314 or $0.05 per share primary and $0.05 per share fully diluted, and $1,313,012, or $0.22 per share primary and $0.22 per share fully diluted, respectively. The decrease in net income of 80.5% for the three month period ended September 30, 1996 in comparison to the corresponding period ended September 30, 1995, is due primarily to a decrease in earned premiums and realized gains and increases in losses incurred and other operating expenses offset in part by increases in claims adjusting revenue, net investment income, rental income and decreased policy acquisition costs and loss adjustment expenses incurred. The decrease in net income of 72.7% for the nine month period ended September 30, 1996 when compared to the same period ended September 30, 1995 was primarily due to decreases in earned premiums, and increases in loss and loss adjustment expenses and other operating expenses offset in part by increases in claims adjusting revenue, net investment income and a decrease in policy acquisition costs.


PREMIUMS WRITTEN AND EARNED

        Direct written premiums of $14,664,729, and $46,638,875 for the three and nine-month periods ended September 30, 1996, respectively, decreased 12.6% and 15.5%, when compared to the corresponding periods of 1995. The decrease in premium writing was a result of intense competition in the property and casualty industry and by First Central Insurance's institution of a lead paint exclusion as of October 1995 for new business and January 1996 for renewal business. The decrease was also a result of First Central Insurance not renewing two general liability policies accounting annually for approximately $4.0 million in premiums. Under new underwriting guidelines, as of September 1996 First Central Insurance removed the lead paint exclusion.

        In January 1996, an endorsement to First Central Insurance's reinsurance treaty increased First Central Insurance's retention per loss from $200,000 to $250,000 and decreased its ceded premium rate on property and casualty writings. An April 1995 endorsement to the reinsurance treaty changed the calculation of reinsurance premium from a percentage of earned premiums to a percentage of written premiums (although reinsurance premiums continue to be paid when earned). These changes are the primary reasons that ceded premiums decreased $3,427,971 (79.1%) and $9,874,283 (57.0%) for the three and nine month periods ended September 30, 1996, respectively, and net written premiums increased $1,308,945 (10.5%) and $1,346,409 (3.6%), respectively, over the same periods when compared to the corresponding periods in 1995.

        Net premiums earned decreased $880,389 (6.4%) and $1,436,476 (3.6%), for the three and nine-month periods ended September 30, 1996, respectively, when compared to the same periods in 1995. The decrease for the three and nine-month periods is attributable to the decrease in direct written premiums.

NET INVESTMENT INCOME; REALIZED GAINS

        First Central's net investment income of $1,344,836 and $3,883,099 for the three and nine-month periods ended September 30, 1996, respectively, represent an increase of 14.3% and 4.0% over the net investment income from the corresponding periods of 1995. Changes in First Central Insurance's investment portfolio from holdings of 61.3% in fixed maturities, 30.5% in equity securities and 8.2% in short-term investments as of September 30, 1995 to 74.5% in fixed maturities, 22.0% in equity securities and 3.5% in short-term investments as of September 30, 1996 produced increased interest income which offset a decrease in dividend income for the three and nine-month periods ended September 30, 1996. First Central reported a net realized loss on investments for the three-month period ended September 30, 1996 of $84,135 which includes a $205,480 write-down of equity securities (described below) and a net realized gain of $121,345 from sales of securities. First Central's net realized gain on investments for the nine-month period ended September 30, 1996 declined $22,226 (2.3%) over the same period ended September 30, 1995. The decrease in net realized gains on investments resulted primarily from write-downs on two corporate notes and two common stock securities which have experienced a decline in market value that the Company has determined to be other than temporary as stated in Staff Accounting Bulletin No. 75.

        At September 30, 1996 First Central held 31.3% of its invested assets in fixed maturities available-for-sale, 43.2% in fixed maturities held-to-maturity, 22.0% in equity securities (common and preferred stocks) available for sale and 3.5% in short-term investments (principally money markets). At December 31, 1995, First Central held 35.4% of its invested assets in fixed maturities available-for-sale, 33.2% in fixed maturities held-to-maturity, 28.5% in equity securities (common and preferred stocks) available for sale and 2.9% in short-term investments.

        At September 30, 1996, the total net unrealized gain applicable to First Central's available-for-sale securities amounted to $375,328. The unrealized gain is net of deferred taxes of $193,000. At December 31, 1995 the total net unrealized gain applicable to First Central's available-for-sale securities was $759,806 net of deferred taxes of $392,000.

        In accordance with FASB Statement No. 115, the following is the investment classifications at September 30, 1996. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.

                                                                                    CHARGE TO
               SEPTEMBER 30, 1996              COST              MARKET              SURPLUS
            -------------------------------------------------------------------------------------
             Debt Securities:
              Held to Maturity                45,402,269         44,547,503                   0
              Available for Sale              33,260,246         32,908,914            (351,332)
                                          -------------------------------------------------------
             Equity Securities:
              Available for Sale              22,198,562         23,118,222             919,660
                                                                                -----------------
              Less deferred taxes                                                      (193,000)
                                                                                -----------------
             Reduction of Shareholder's Equity & Investments                    $       375,328
                                                                                =================


LOSS AND LOSS ADJUSTMENT EXPENSE

        It has been First Central Insurance's practice to maintain reserves at or near the middle range of an actuarial reasonableness range established by its independent actuary to evaluate the adequacy of reserves. First Central Insurance's reserves are analyzed on a quarterly basis by an outside actuarial firm. As of September 30, 1996, the actuary's report indicates that the mid-point of the actuarial reasonableness range is $77,595,000. First Central Insurance's carried net reserves on a statutory basis were $76,128,313 which is $1,466,687 below mid-point. First Central Insurance intends that at December 31, 1996, its reserves will be at or near the middle range of the actuarial reasonableness range. First Central Insurance anticipates that this may be accomplished by a continuing increase in incurred but not reported ("IBNR") reserves and improved loss experience, and to the extent remaining necessary, by a supplemental increase in reserves (and a related charge to earnings) in the final quarter of this year.

        During the three and nine-month periods ended September 30, 1996, incurred losses net of reinsurance increased by 11.5% and 13.2%, respectively, when compared to the corresponding periods in 1995. Such increases were due primarily to increases in IBNR reserves and net paid losses.

        During the three and nine-month periods ended September 30, 1996, incurred loss adjustment expenses, net of reinsurance, decreased by 12.4% and increased by 12.3%, respectively, when compared to the corresponding periods in 1995. The decrease of 12.4% for the three-month period was primarily due to a decrease in loss adjustment expense case reserves. The increase in loss adjustment expenses for the nine-month period is primarily due to an increase in costs associated with claims and litigation resulting from the increase of policies written over the last several years.

UNDERWRITING EXPENSES

        Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement. Policy acquisition costs decreased by 6.7% and 7.8% for the three and nine-months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Other operating expenses increased by 68.9% and 46.6% for the three and nine-month periods ended September 30, 1996 as compared to the corresponding periods in 1995. The decrease in policy acquisition costs and the increase in operating expenses was effected by a reclassification of expenses from policy acquisition costs in 1995 to operating expenses in 1996 amounting to approximately $600,000. The decrease in policy acquisition costs after accounting for the reclassification, were primarily due to the decrease in commission and premium tax expenses associated with the reduced premium volume. On a ceded basis, commissions were reduced as a result of the January 1996 and April 1995 reinsurance treaty endorsements described in "Premiums Written and Earned" above. The increase in other operating expenses after accounting for the reclassification was primarily due to statutory assessments on workers' compensation lines. Total underwriting expenses after accounting for the reclassification increased 6.6% and 4.3% for the three and nine-month period ended September 30, 1996, respectively, as compared to the corresponding period in 1995.

PROVISION FOR DOUBTFUL ACCOUNTS

        Provision for doubtful accounts increased by $33,069 and decrease by $119,663, respectfully, for the three and nine-month periods ended September 30, 1996 compared to the corresponding periods in 1995. The decrease for the nine-month period was primarily the result of a reduction in the amount of uncollectible premiums identified in workers' compensation policy audits.

INTEREST EXPENSE

        Interest expense decreased 18.1% and 10.8% for the three and nine-month periods ended September 30, 1996 when compared to corresponding periods in 1995. This decrease is due to the reduction of $1,605,000 in the principal amount outstanding of First Central's Convertible Subordinated Debentures (the "Debentures") from $6,505,000 at September 30, 1995 to $4,900,000 at September 30, 1996.

FINANCING ACTIVITIES

        For the nine-month period ended September 30, 1996, net cash used in First Central's investing activities was approximately $4,190,108 as compared to approximately $7,839,045 from the nine-month period ended September 30, 1995. The decrease in cash used for investing activities was due primarily to changes in First Central Insurance's investment portfolio and from First Central Insurance purchasing its home office in the first quarter of 1995 for $4,000,000 cash.

LIQUIDITY AND CAPITAL RESOURCES

        First Central Insurance's operations generated funds adequate to meet the business needs of First Central and the First Central Insurance during the nine months ended September 30, 1996.

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

        First Central funded its February 1, 1996 interest payment of $284,850 and August 1, 1996 interest payment of $262,350 under its outstanding Debentures from the dividends it received from First Central Insurance in the amount of $2,000,000.

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

-------------------------
*  filed herewith

   B.    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the nine-month period ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST CENTRAL FINANCIAL CORPORATION


DATED:     November 5, 1996                 BY:     /s/ Martin J. Simon
          ------------------------                  ---------------------------

                                                    Martin J. Simon, President
                                                    (Chief Executive Officer)






DATED:     November 5, 1996                 BY:     /s/ Joan M. Locascio
          ------------------------                  ---------------------------

                                                    Joan M. Locascio, Treasurer,
                                                    Vice President
                                                    (Chief Financial and
                                                    Accounting Officer)