Form 10-K405
period 1996-12-31
FIRST CENTRAL FINANCIAL CORP
filed 1997-04-14
CIK 759441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                              ON WHICH REGISTERED
          -------------------                              -------------------
Common Stock, par value $.10 per share                   American Stock Exchange
9% Convertible Subordinated Debentures due 2000          American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark  whether the  Registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. X Yes     No
                 ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K. [X]

At April 10, 1997, 5,986,608 shares of the Registrant's Common Stock were outstanding and the aggregate market value (based upon the last reported sale of the Common Stock on the American Stock Exchange on said date) of such shares held by non-affiliates of the Registrant was approximately $9,336,000 (for purposes of calculating the preceding amount only, all current directors and executive officers of the Registrant are assumed to be affiliates).

================================================================================

                       FIRST CENTRAL FINANCIAL CORPORATION

                         1996 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENTS                              PAGE

                                     PART I

ITEM  1.  BUSINESS   .......................................................  1

ITEM  2.  PROPERTIES ....................................................... 18

ITEM  3.  LEGAL PROCEEDINGS................................................. 18

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 18

ITEM  4A. EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 19


                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ............................................ 20

ITEM  6.  SELECTED FINANCIAL DATA .......................................... 21

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................. 23

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 33

          Independent Auditor's Report...................................... 49

          Consolidated Balance Sheets at December 31, 1996
            and 1995  ...................................................... 51

          Consolidated Statements of Operations for the Years Ended
            December 31, 1996, 1995, and 1994 .............................. 52

          Consolidated Statements of Shareholders' Equity for
            the Years Ended December 31, 1996, 1995, and 1994............... 53

          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1996, 1995, and 1994......................... 54

          Notes to Consolidated Financial Statements........................ 55

          Supplementary Data -- Quarterly Financial Data
            (Unaudited)..................................................... 76

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES............................ 34

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT ..................................................... 35

ITEM 11.  EXECUTIVE COMPENSATION ........................................... 38

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................. 41

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS ................................................... 43

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K ............................................ 44

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         First Central Financial Corporation (referred to herein as "First Central" or the "Registrant"), a corporation incorporated under the laws of the State of New York on May 18, 1983, is the parent company of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). Until March 10, 1997 First Central Insurance wrote multiple lines of property and casualty insurance including Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, and Inland Marine. On March 10, 1997, First Central Insurance ceased to write any new business. First Central continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. Mercury is a licensed insurance adjuster and represents the interests of a number of property and casualty insurers and self-insurers who conduct insurance business in the State of New York. Unless otherwise indicated, references to First Central include its subsidiaries.

         During 1996, First Central Insurance encountered intense competition and experienced a reduction in premiums written while at the same time, loss and loss adjustment expenses increased significantly. For the quarter ended December 31, 1996, First Central Insurance incurred a charge to earnings of $11.5 million for the purpose of increasing loss reserves, the primary reason First Central reported a loss of $13.1 million or $2.19 per share (after tax benefits) for the year ended December 31, 1996. See "--Loss and Loss Adjustment Expense Reserves."

         First Central Insurance's losses from operations resulted in its statutory surplus declining from $25.7 million at December 31, 1995 to $12.3 million at December 31, 1996 with earned surplus declining from $8.9 million (excluding unrealized gains) to a deficit of $4.3 million (excluding unrealized gains) during the same period. Primarily as a result of First Central Insurance's current financial condition, in February 1997, A.M. Best & Co., Inc. ("Best") reduced the B++ (Very Good) rating it assigned to First Central Insurance in June 1996 to D (Very Vulnerable). See "-- Best Rating."

         First Central Insurance is precluded from paying dividends to First Central while it has a deficiency in earned surplus. Since the only material source of income to First Central is dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. In addition, unless First Central obtains another source of funds, First Central will be unable to pay its $1.8 million sinking fund obligation under its 9% Convertible Subordinated Debentures due 2000 (the "Debentures") on August 1, 1997. Failure to pay the August 1, 1997 sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the entire $4.9 million outstanding principal balance.

         In informal discussions with the New York State Insurance Department (the "Insurance Department"), the Insurance Department requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such a plan will involve, among other things, the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First Central Insurance has engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged an investment banker to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in its attempt to revise operations, or raise additional capital and resume normal operations.

         In October 1996, Andrew W. Attivissimo was engaged as President and Chief Operating Officer of each of First Central and First Central Insurance. In February 1997, Mr. Attivissimo was also appointed as Chairman and Chief Executive Officer of First Central and First Central Insurance, succeeding Martin J. Simon, the founder of First Central.

BEST RATING

         In February 1997, Best reduced First Central Insurance's Best rating to D (Very Vulnerable). From June 1996 to February 1997, First Central Insurance was rated B++ (Very Good) by Best. Best is one of the predominant services engaged in the industry-wide rating of insurers and reinsurers. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company. The ratings are classified in fifteen levels: A++ and A+ (Superior), A and A- (Excellent), B++ and B+ (Very Good), B and B- (Adequate), C++ and C+ (Fair), C and C- (Marginal), D (Very Vulnerable), E (Under State Supervision), F (In Liquidation). According to Best, the ratings constitute Best's opinion of the relative financial strength of insurance companies in comparison to industry performance and the ability of such companies to discharge their responsibilities to policyholders, and are based upon twelve factors, i.e., profitability, leverage/capitalization, liquidity, spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy/loss reserves, adequacy of surplus, capital structure, management's experience and objectives, market presence and policyholder's confidence. Best does not rate securities issued by insurers and insurance holding companies. The ratings assigned by Best are not indicative of any determination by Best concerning the relative value or performance of the rated company's securities.

         According to Best's Insurance Reports for Property and Casualty Insurers, the D (Very Vulnerable) rating received by First Central Insurance is assigned to those insurers who have demonstrated poor overall performance when compared to the standards established by Best. D companies have current ability to meet their policyholder obligations, but their financial strength is extremely vulnerable to unfavorable changes in underwriting or economic conditions.

LINES OF BUSINESS

         On March 10, 1997, First Central Insurance ceased to write any new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. The lines of insurance written by First Central Insurance in 1996 and 1995 were:

         Commercial Multiple Peril: This line represented 57.5% of total direct premiums written in 1996 (53.4% in 1995) and 53.6% of net premiums earned (50.7% in 1995). Losses incurred represented 61.0% of premiums earned (70.2% in 1995) for this line of business.

         Workers' Compensation: This line represented 12.7% of total direct premiums written in 1996 (12.5% in 1995) and 13.5% of net premiums earned (13.8% in 1995). Losses incurred represented 7.2% of premiums earned (50.9% in 1995) for this line of business. Losses incurred for 1996 would have been 46.9% of premiums earned but for the reduction of previously established reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Losses and Loss Adjustment Expense Reserves."

         General Liability: This line represented 15.7% of total direct premiums written in 1996 (23.2% in 1995) and 19.7% of net premiums earned (23.5% in 1995). Losses incurred represented 155.5% of premiums earned (62.0% in 1995) for this line of business.

         Automobile Liability: This line represented 10.5% of total direct premiums written in 1996 (7.7% in 1995) and 9.8% of net premiums earned (8.5% in 1995). Losses incurred represented 137.9% of premiums earned (80.7% in 1995) for this line of business.

         Automobile Physical Damage: This line represented 2.6% of total direct premiums written in 1996 (2.2% in 1995) and 2.4% of net premiums earned (2.6% in 1995). Losses incurred represented 49.2% of premiums earned (47.7% in 1995) for this line of business.

         Other Lines: Products liability, fire, allied lines, boiler and machinery, glass, burglary and theft, and inland marine were the other lines written in 1996. They represented 1.0% of total direct premiums written (1.0% in 1995) and 1.0% of net premiums earned (0.9% in 1995). Losses incurred represented 28.6% of premiums earned (26.6% in 1995) for these lines of business.

         In lines written as a percentage of direct premiums written, i.e., increases in commercial multiple peril, workers' compensation, automobile liability and decreases in general liability and automobile physical damage, during 1996, First Central Insurance did not effect any material changes in the location of business, the geographic mix thereof or the types of risks insured.

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

PREMIUMS WRITTEN, REINSURANCE CEDED AND PREMIUMS EARNED

         The following table sets forth direct premiums written, reinsurance ceded, net premiums written, decrease (increase) in unearned premiums, and net premiums earned by First Central Insurance for five years ended December 31, 1996. Direct premiums written are the total premiums written less cancellations. Reinsurance ceded is the premiums written applicable to reinsured risks which First Central Insurance has ceded to other insurers. Net premiums written are the direct premiums written less all premiums ceded. Net premiums earned are the net premiums written attributable to those portions of the policies expiring within the accounting period. The decrease (increase) in unearned premiums represents the deficiency (excess) of net premiums written over net premiums earned during the accounting period.

                                                                YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                             1996          1995          1994         1993         1992
                                             ----          ----          ----         ----         ----
                                                                 (Dollars in Thousands)
Direct premiums written                    $ 56,712      $ 72,294      $ 65,593      $ 53,023      $ 39,189

Reinsurance ceded                            (9,908)      (21,726)      (10,163)       (6,531)       (4,151)
                                           --------      --------      --------      --------      --------

Net premiums written                         46,804        50,568        55,430        46,492        35,038

Decrease (increase) in unearned
 premiums                                     2,108         2,466        (5,369)       (3,678)       (5,582)
                                           --------      --------      --------      --------      --------

Net premiums earned                        $ 48,912      $ 53,034      $ 50,061      $ 42,814      $ 29,456
                                           ========      ========      ========      ========      ========



PREMIUMS WRITTEN, PREMIUMS EARNED AND LOSSES EXPERIENCED

         One means of measuring the underwriting experience of a property and casualty insurer is by its "combined ratio." This ratio is the sum of (1) the ratio of losses incurred to net premiums earned (the "loss ratio"), (2) the ratio of loss adjustment expenses incurred to net premiums earned (the "loss adjustment expense ratio"), (3) the ratio of underwriting expenses incurred to net premiums written (the "underwriting expense ratio"). The insurance industry attains the combined ratio of an insurance company based on ("SAP") Statutory Accounting Principles. Based on SAP, the combined ratio for First Central Insurance for the year ended 1996 is 133.3%. The combined ratio reflects the underwriting experience of an insurer but does not reflect loss of premium balances, federal or state income taxes nor income from investments. The actual profitability of property and casualty insurers also depends on net income from investments. The insurance industry considers a combined ratio under 100% to indicate underwriting profitability and a combined ratio over 100% to indicate an underwriting loss. This consideration is based on industry data and not accounting principles since a combined ratio under 100% can mathematically show an underwriting loss due to the fact that the underwriting expense ratio is based on net written premiums and the loss and loss adjustment expense ratios are based on net earned premiums.

         The following table shows for First Central Insurance, on the basis of Generally Accepted Accounting Principles ("GAAP"), net premiums written, net premiums earned, losses incurred and the loss ratio for each of the five years ended December 31, 1996, by line of business written. The table also includes, on a GAAP basis, loss ratio, loss adjustment expense ratio, underwriting expense ratio and combined ratio information as reported on a consolidated basis by First Central.

                                                  YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------
                                 1996          1995        1994        1993        1992
                                 ----          ----        ----        ----        ----
                                                  (Dollars in Thousands)
Commercial Multiple Peril:
 Net Premiums Written.....     $ 25,712     $ 24,973     $ 26,405    $ 23,176    $ 17,526
 Net Premiums Earned......       26,221       26,870       23,024      21,202      14,329
 Losses Incurred..........       16,000       18,873        9,927       7,075       5,960
 Loss Ratio...............         61.0         70.2         43.1        33.4        41.6
Workers' Compensation:
 Net Premiums Written.....     $  6,319     $  6,843     $  9,457    $  8,461    $  6,549
 Net Premiums Earned......        6,594        7,299        9,263       8,273       5,202
 Losses Incurred..........          478        3,712        3,857       4,809       2,908
 Loss Ratio...............          7.2         50.9         41.6        58.1        55.9
General Liability:
 Net Premiums Written.....     $  7,850     $ 12,879     $ 12,467    $  7,045    $  3,693
 Net Premiums Earned......        9,629       12,469       10,733       5,727       3,611
 Losses Incurred..........       14,975        7,726        5,109       1,825         831
 Loss Ratio...............        155.5         62.0         47.6        31.9        23.0
Automobile Liability:
 Net Premiums Written.....     $  5,268     $  4,242     $  4,973    $  5,357    $  4,788
 Net Premiums Earned......        4,791        4,487        4,838       5,114       3,943
 Losses Incurred..........        6,607        3,619        3,762       4,493       3,093
 Loss Ratio...............        137.9         80.7         77.8        87.9        78.4
Automobile Physical Damage:
 Net Premiums Written.....     $  1,162     $  1,092     $  1,677    $  2,111    $  2,148
 Net Premiums Earned......        1,172        1,355        1,857       2,123       2,066
 Losses Incurred..........          577          647          936       1,411       1,153
 Loss Ratio...............         49.2         47.7         50.4        66.5        55.8
All Categories (including
 above categories and all
 others):
 Net Premiums Written.....     $ 46,804     $ 50,568     $ 55,430    $ 46,492    $ 35,038
 Net Premiums Earned......       48,912       53,034       50,061      42,814      29,456
 Losses Incurred..........       38,782       34,724       23,514      20,061      14,130
 Loss Ratio...............         79.3         65.5         47.0        46.9        48.0
 Loss Adjustment Expenses
  Incurred................     $  9,935     $  7,337     $  6,110    $  5,714    $  2,680
 Loss Adjustment Expenses
  Ratio...................         20.3         13.8         12.2        13.3         9.1
 Expenses Incurred........     $ 18,223     $ 17,129     $ 17,283    $ 16,352    $ 13,215
 Expenses Ratio...........         38.9         33.9         31.2        35.2        37.7
 GAAP Ratio...............        138.5        113.2         90.4        95.4        94.8
 Operating Income (Loss)..     $(18,028)    $ (6,156)    $  3,154    $    687    $   (569)

RELATIONSHIP BETWEEN NET PREMIUMS AND SURPLUS

         Insurance industry practices generally suggest that property and casualty insurance companies maintain net premiums written at a level no more than 300% of "surplus to policyholders" as calculated in accordance with Statutory Accounting Principles. See " -- Regulation". For the five years ended December 31, 1996, First Central Insurance's percentages of net premiums written to statutory surplus, based upon the annual statements filed by it with the Insurance Department were as follows:

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------
   1996             1995             1994             1993             1992
   ----             ----             ----             ----             ----
   380%             192%             272%             211%             194%


         The significant increase in First Central Insurance's percentage of net premiums written to statutory surplus during 1996 was primarily due to the decrease in statutory surplus resulting from First Central Insurance incurring a charge to earnings of $11.5 million in the quarter ended December 31, 1996 for the purpose of increasing loss reserves. See " -- General" and " -- Loss and Loss Adjustment Expense Reserves." First Central Insurance expects that the reduction in its statutory surplus will result in significantly reduced premium volume for the foreseeable future.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

         First Central Insurance maintains reserves for unpaid losses and unpaid loss adjustment expenses for all lines of insurance written. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those not yet reported. First Central Insurance establishes reserves on a case by case basis by evaluating reported claims based upon the type of risk involved, knowledge of the circumstances surrounding each claim, the severity of injury or damage and the potential for ultimate exposure, the policy provisions relating to the type of loss, and by estimating unreported claims on the basis of statistical information with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. In addition to case basis reserves, loss and loss adjustment expense reserves also include incurred-but-not-reported ("IBNR") reserves. IBNR reserves are reserves for insured losses that have occurred but have not been reported to the insurance company and losses that have not been adequately reserved for with case based reserves.

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

         The following factors are taken into consideration in determining current year adjustments to loss and loss adjustment expense reserves recorded in prior years; (1) the accumulation of individual case estimates for losses reported prior to the close of the accounting period; (2) estimates for unreported losses based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based upon past experience. First Central Insurance makes implicit provisions for the effects of inflation and for the combined effects of a number of factors (including inflation) which may cause future changes in severities. It does not, however, employ any significant reserving assumptions in determining its loss reserves other than the foregoing developed facts. The Insurance Department requires, pursuant to Statutory Accounting Principles, that loss ratios in each of the three most recent years be not less than 60% of its annual net earned premiums for general liability line of business, (65% in the case of workers' compensation line of business and 75% for automobile line of business), and to establish, to the extent necessary, reserves which conform to such assumptions ("Excess Statutory Reserves"). That assumption is only employed by First Central Insurance with respect to the filing of such annual statements. Excess Statutory Reserves are not utilized in connection with the development of loss reserves employed in the actual operation of First Central Insurance's business nor are such Excess Statutory Reserves required to be established under GAAP.

         The year to year estimation and re-estimation of loss and loss adjustment expense reserve requirements is an inexact science. Reserves do not represent an exact calculation of liability, but rather are estimates involving actuarial and statistical projections at a given time of First Central
Insurance's expectations of the ultimate costs of the settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and other variable factors such as inflation and new theories of liability. It is First Central Insurance's practice to maintain reserves at or near the middle point of an "actuarial reasonableness range" established by its independent actuary to evaluate the adequacy of reserves. To the extent that future changes in known data do not take place precisely in accordance with an insurer's historically developed loss reserving assumptions, such reserves, when viewed as of a particular point in time, most likely will be either deficient, i.e., lower than the amount needed to cover known loss and loss adjustment expenses, or redundant, i.e., greater than the amount required with respect thereto.


        During 1995 and 1996, First Central Insurance increased total net reserves by $18.1 million and $20.9 million, respectively, to maintain its total loss reserves at or near the middle point of the actuarial reasonableness range.

        The primary cause of the reserve increase in each of 1995 and 1996 was significant adverse development stemming from poor loss experience on policies written from 1992 through 1995, a period during which First Central Insurance substantially increased premium writings. In particular, beginning in 1993, First Central Insurance wrote policies for two large customers which resulted in extremely poor loss experience. Such business accounted for approximately
$355,000, $3.3 million and $3.3 million of First Central Insurance's total written premiums in 1993, 1994 and 1995, respectively.

        Based on First Central Insurance's past loss experience, prior management responsible for claims policy increased total net reserves by approximately $2.0 million, $2.5 million and $3.3 million in the first, second and third quarters of 1995, respectively, including increases in IBNR reserves of $1 million, $960,000 and $370,000 during such periods, respectively. However, after a review of case files during the fourth quarter of 1995, First Central Insurance's independent actuary recommended a substantial IBNR reserve increase for the fourth quarter of 1995 because of the adverse development mentioned above. The $8.95 million increase in IBNR reserves in the fourth quarter of 1995 brought First Central Insurance's total reserves at December 31, 1995 in line with the estimate of First Central Insurance's independent actuary. Accordingly, First Central Insurance believed that total reserves had been adequately strengthened during 1995 for 1995 and years prior thereto.

        Total net reserves were increased by approximately $2.2 million, $2.5 million and $3.8 million in the first, second and third quarters of 1996, respectively, including increases in IBNR reserves of $250,000, $2 million and $1.35 million during such periods, respectively. However, 1996 witnessed continuing adverse loss development and, accordingly, during the fourth quarter of 1996, First Central Insurance performed an intensive evaluation of its case files, particularly those claims with low initial case reserves. The claims file evaluation consisted of a review of approximately 750 sample files identified by the independent actuary. In the fourth quarter of 1996, First Central Insurance transferred approximately $14 million in IBNR reserves to case reserves as a result of the case reserve file review and to compensate for further adverse loss development. It had been believed that the level of IBNR reserves would be sufficient to absorb such a transfer, but the continuing 1996 adverse loss development, which became apparent during the actuarial review, necessitated a further strengthening of IBNR reserves. The actuarial estimate of the required increase was $7.6 million. By this time, new management was in office and increased IBNR reserves by a further $3.8 million over that recommended by First Central Insurance's independent actuary based upon new management's evaluation of recent loss experience. Total net reserves at December 31, 1996 are above but near the middle point of the actuarial reasonableness range.

        The reserve strengthening in the fourth quarters of 1995 and 1996 resulted from significant adverse development stemming from extremely poor loss experience on policies written from 1992 through 1995, and prior management that was responsible for claims policy basing quarterly reserve estimate adjustments on historical loss experience.

        In connection with the Insurance Department's triennial audit, First Central Insurance is in discussions with the Insurance Department concerning a number of issues including the adequacy of First Central Insurance's reserves at December 31, 1996. It is new management's and First Central Insurance's independent actuary's estimate that total net reserves at December 31, 1996 are adequate.

         The following table presents the development of First Central Insurance's reserves for losses and loss adjustment expenses (net of reinsurance receivables) of its underwriting activities for the years ended December 31, 1986 through December 31, 1996:

                                                               YEARS ENDED DECEMBER 31

                         1986    1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
                         ----    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                (Dollars in Thousands)
Net Reserves for Losses
and Loss Adjustment
Expenses(1)..........   $8,910  $14,897  $18,067  $21,632  $22,702  $25,874  $28,703  $38,074  $48,928  $67,095  $88,026

Reserves Re-estimated
As of:

One Year Later........   9,105   15,109   17,685   20,461   23,172   26,985   32,902   43,957   61,923   87,199

Two Years Later.......   8,722   14,106   16,078   20,214   23,705   29,831   36,980   52,224   66,523

Three Years Later.....   8,481   12,694   15,719   19,081   24,914   29,860   42,351   63,963

Four Years Later......   8,207   12,751   14,839   20,367   26,253   32,785   48,354

Five Years Later......   8,094   12,270   15,289   20,388   27,098   35,537

Six Years Later.......   7,733   12,475   14,831   20,739   28,527

Seven Years Later.....   7,731   11,892   15,008   21,411

Eight Years Later.....   7,272   11,841   15,142

Nine Years Later......   7,143   11,941

Ten Years Later.......   7,189


Cumulative Redundancy
(Deficiency)..........   1,721    2,956    2,925      221   (5,825)  (9,663) (19,648) (25,889) (17,595) (20,104)


Cumulative Amount of
Liability Paid:

One Year Later........   1,501    3,078    3,870    6,653    7,496    8,494   10,259   13,806   37,472   46,917

Two Years Later.......   2,730    4,950    7,225   10,452   12,310   14,565   18,785   27,693   54,518

Three Years Later.....   4,084    7,212    9,747   13,121   16,927   19,816   28,340   39,186

Four Years Later......   5,426    8,713   11,567   15,913   20,167   25,568   34,901

Five Years Later......   6,205    9,661   12,899   17,522   22,963   28,992

Six Years Later.......   6,667   10,597   13,196   18,559   24,727

Seven Years Later.....   7,134   10,654   13,662   19,468

Eight Years Later.....   7,052   10,888   13,885

Nine Years Later......   7,122   11,012

Ten Years Later.......   7,181


(1) Includes reserves for loss adjustment expenses with respect to estimates of losses sustained and reported in the subject year, but not reported until a subsequent year net of reinsurance recoverables.

         The amounts of First Central Insurance's reserves for losses and loss adjustment expenses for the year ended December 31, 1996, determined on the basis of GAAP, were less than the amounts of such reserves determined in accordance with Statutory Accounting Principles ("SAP"). Such variance resulted from the following fundamental differences in the manner in which reserves are determined under GAAP and SAP: (a) as a result of adjustments for intercompany eliminations required in connection with the preparation of First Central's GAAP basis financial statements, the GAAP basis reserves for expected loss adjustment expenses payable to Mercury were reduced by $571,367; and (b) conforming to the Insurance Department statutory accounting principles, First Central Insurance did have an "Excess Statutory Reserve" of $2,580,000 in 1996.

         First Central Insurance does not discount its loss and loss adjustment expense reserves for financial reporting purposes.

RECONCILIATION OF LOSS RESERVES

         First Central Insurance's aggregate reserves for insurance losses and loss adjustment expenses as of December 31, 1996, 1995 and 1994, as determined on the basis of GAAP but presented net of reinsurance recoverables, and the changes made therein during such years were as follows:

                                                                                DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                          1996                      1995                     1994
                                                          ----                      ----                     ----
                                                                        (Dollars in Thousands)

Reserves at Beginning of Year:

 Losses .......................................           $ 59,550                  $ 42,048                 $ 31,832
 Loss Adjustment Expenses......................              7,545                     6,880                    6,242
                                                          ---------                 ---------                ---------
                                                            67,095                    48,928                   38,074
Increase in Loss and Loss
 Adjustment Expense Reserves:

 Insured Events of Current Year................             28,934                    29,066                   23,741
 Insured Events of Prior Years.................             19,783                    12,995                    5,883
                                                          ---------                 ---------                ---------
                                                            48,717                    42,061                   29,624
                                                          ---------                 ---------                ---------
Payments of Losses and Loss
 Adjustment Expenses:

 Insured Events of Current Year................              4,513                     5,057                    4,964
 Insured Events of Prior Years.................             23,273                    18,837                   13,806
                                                          ---------                 ---------                ---------
                                                            27,786                    23,894                   18,770
                                                          ---------                 ---------                ---------
Reserves at End of Year........................           $ 88,026                  $ 67,095                 $ 48,928
                                                          =========                 =========                =========

         The reserves at the end of 1996, 1995 and 1994 are net of reinsurance recoverables of $18,768,000, $19,542,000 and $24,589,000 respectively.

         The year to year increases in loss reserves are a result of significant adverse developments from both case reserve strengthening and poor loss experience emanating from accident years 1992 through 1995, a period during which First Central Insurance substantially increased premium writings. During that period, First Central Insurance wrote certain business which resulted in extremely poor loss experience.

         Although management, after consultation with its independent actuary, believes that First Central Insurance's overall reserve levels are adequate to provide for its obligations under existing policies, actual losses and loss adjustment expenses paid may deviate, perhaps substantially, from reserves reflected in the Company's financial statements. For example, volatile and unanticipated adverse loss and expense developments may occur particularly with respect to policies insuring liability, such as general liability, personal injury and workers' compensation for which losses may not emerge for several years following the year in which coverage was underwritten. See " -- Loss and Loss Adjustment Expense Reserves" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loss and Loss Adjustment Expense Reserves."

         First Central Insurance is a member of certain "assigned risk" reinsurance pools, mainly for automobile insurance, under which all insurers doing business in a particular state provide coverage for insureds who could not otherwise secure insurance in the open market. Participation in such pools (or direct writing of insurance for assigned risks) is a condition to writing the applicable lines of insurance in New York. Pool participants issue insurance for assigned risks on a pro rata basis which compares the volume of their voluntary insurance written in a state to all voluntary insurance written therein. Such assigned risk writings are made as and when requests are made for the same by the Insurance Department. First Central Insurance became a pool participant in 1981. First Central Insurance wrote approximately $1,288,000, $1,411,000, and $412,000 of assigned risk business in 1996, 1995 and 1994, respectively.

GEOGRAPHICAL DISTRIBUTION

         First Central Insurance is licensed to conduct insurance business in Connecticut, New York and Pennsylvania. However, all of the business previously conducted by First Central Insurance and the income derived therefrom, except for approximately $90,000, $183,000 and $300,000 of direct premiums written in Pennsylvania and Connecticut in 1996, 1995 and 1994, respectively, has resulted from policies issued in New York.

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

         The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder and the ceding company is required to pay the loss if the assuming company fails to meet its obligations under the reinsurance agreement. For regulatory reporting purposes, the practice of insurers, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of the reinsurance ceded as though they were not risks for which the original insurer is liable and to deduct the portion of unearned premiums related to ceded reinsurance from the liability for unearned premiums. While this practice is prescribed for regulatory purposes, it is not in accordance with generally accepted accounting principles as established by FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Statement No. 113, which First Central adopted on January 1, 1993, requires reporting of estimated reinsurance receivables arising from reinsurance contracts and amounts paid to the reinsurer relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums) separately as assets, with reserves for losses and loss adjustment expenses and the liability for unearned premiums stated at their gross amounts.

         The following table shows the amount of reinsurance premiums ceded by First Central Insurance for five years ended December 31, 1996:

                                              YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
         1996                    1995                    1994                   1993                    1992
         ----                    ----                    ----                   ----                    ----
      $9,908,000              $21,726,000            $10,162,000             $6,531,000              $4,151,000



         Since July 1988, National Reinsurance Corp. ("Nat Re") has reinsured a portion of every risk underwritten by First Central Insurance. On October 4, 1996 General Reinsurance Corp. ("Gen Re") acquired National Reinsurance Corp. ("Nat Re"). First Central Insurance has reinsurance agreements with either Nat Re or Gen Re as specifically identified herein. As of January 1, 1996, First Central Insurance's retention is $250,000 per loss for all lines of property and casualty insurance. Under the terms of the reinsurance treaty, Nat Re will assume up to $750,000 of any loss in excess of First Central Insurance's retention on any one loss not exceeding $1.0 million. In addition to the $1.0 million limit, as of January 1, 1994, First Central Insurance, pursuant to an excess agreement with Nat Re is reinsured for an additional $1.0 million (for a total of $2.0 million limit) for workers' compensation coverage and as of January 1, 1992, First Central Insurance, pursuant to automatic facultative arrangements with Munich American Reinsurance Company and as of January 1, 1993, Swiss Reinsurance, is reinsured for an additional $3.5 million (for a total of $4.5 million limit) on a pro rata basis for property coverage. Additionally, there are other reinsurance companies with which First Central Insurance has facultative arrangements on an individual risk basis. In April 1995, First Central Insurance's treaty with Nat Re was changed so that the reinsurance premiums ceded to Nat Re would be based on written premiums rather than earned premiums and the premium rate was increased prospectively with First Central Insurance being entitled to a commission on the reinsurance premium. The treaty change caused First Central Insurance to record a liability, "Funds held for reinsurance treaty," for amounts due Nat Re. This liability is paid as the reinsurance premiums are earned. Effective December 8, 1995, with respect to losses occurring on or after December 1, 1994, First Central Insurance entered into a quota share commercial umbrella liability reinsurance agreement, in which First Central Insurance will cede 90% of applicable policy premiums written to CNA and, in which CNA will assume 90% of applicable losses. In addition, First Central Insurance also has an excess of loss commercial reinsurance umbrella liability agreement with CNA, in which 100% of the premiums that are allocated to the limits in excess of

$1,000,000 are to be ceded to CNA and, in which CNA will assume 100% of applicable losses in excess of $1,000,000. First Central Insurance has not effected any significant additions to or changes in its reinsurance retention other than as hereinabove described.

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

         First Central Insurance has not heretofore realized any unusually large gains, nor has it suffered any unusually large losses with respect to the disposition of its investments. As of January 1, 1994, First Central adopted FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires that management classify its investments in debt securities and equity securities, with readily determinable fair values. In accordance with FASB Statement No. 115, securities other than those classified as "held to maturity," are stated at fair value. Unrealized gains and losses on securities stated at fair value will, depending on their character, affect First Central's statement of income or shareholders' equity. Realized and unrealized gains and losses on securities classified as "held for trading" are recognized in First Central's income statement. Unrealized gains and losses on securities classified as "available for sale" are reported, net of the related deferred tax effect, as increases or decreases in shareholders' equity and realized gains and losses on such securities are included in earnings.

         Statutory accounting principles require that investments in equity securities be reported at market value and that investments in debt securities be reported at amortized cost, unless a writedown below cost is prescribed by the National Association of Insurance Commissioners Securities Valuation Office. Insurance industry practices oblige First Central Insurance to maintain net premiums written at a level of no more than 300% of "surplus to policyholders". See "Business -- Regulation." Accordingly, First Central Insurance's ability to write additional premiums is subject to increases and decreases in such surplus which is significantly dependent upon investment results. Except for three fixed income securities with an aggregate market value of $684,100, First Central's investments in fixed income securities are of investment grade quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Investment Income; Realized Gains." The value of First Central Insurance's fixed income securities is affected by the fluctuation of interest rates, among other factors. The value of First Central Insurance's equity investments is affected by conditions prevailing in equity markets from time to time, among other factors.

         The following tables summarize First Central's investments and the results therefore during the five years ended December 31, 1996, as reported on the basis of GAAP:


                                                                        YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------------
                                               1996              1995             1994              1993          1992
                                               ----              ----             ----              ----         ----
                                              Amount      %     Amount    %      Amount     %      Amount    %   Amount        %
                                              ------     --     ------   --      ------     --     ------   --   ------       --
                                                                         (Dollars in Thousands)
Fixed Maturities:
  U.S. Government Notes and
  Securities .............................   $ 53,763    49.6 $ 33,670    33.4  $ 9,486    11.6  $ 9,196    12.4 $ 5,649      9.6
  Municipal Bonds .........................    20,638    19.1   30,397    30.2   19,926    24.3   19,756    26.7  21,158     36.1
  Corporate Bonds .........................     4,151     3.8    4,293     4.3   10,419    12.7   14,068    19.1  10,036     17.1
  Foreign Bonds ...........................       728     0.7      696     0.7      681     0.8      631      .9     581      1.0
                                             --------   -----   -------  ------ --------   -----  -------  -----  -------   -----
     Total Fixed Maturities ...............    79,280    73.3   69,056    68.6   40,512    49.4   43,651    59.1  37,424     63.8
                                             --------   ------  -------  ------ --------   -----  -------  -----  -------   -----
Equity Securities:
  Preferred Stock .........................     5,390     5.0    6,633     6.6   16,990    20.7   15,743    21.3   7,309     12.5
  Common Stock, including Limited
   Partnerships and Mutual Funds ..........    13,425    12.3   22,072    21.9   15,812    19.3    9,732    13.2   9,103     15.5
                                             --------   -----   -------  ------ --------   -----  -------  -----  -------   -----
     Total Equity Securities ..............    18,815    17.3   28,705    28.5   32,802    40.0   25,475    34.5  16,412     28.0
                                             --------   -----   -------  ------ --------   -----  -------  -----  -------   -----
Short-Term Investments:
  Money Market Accounts and
   Certificates of Deposit ................    10,217     9.4    2,918     2.9    8,759    10.6    4,753     6.4   4,808      8.2
                                             --------   -----   -------  ------ --------   -----  -------  ----- -------    -----
Total Investments .........................  $108,311   100.0 $100,679   100.0  $82,073   100.0  $73,879   100.0 $58,644    100.0
                                             ========   =====  =======   =====  =======   =====  ========  ===== =======    =====




                                                                            YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                          1996            1995            1994             1993              1992
                                                          ----            ----            ----             ----              ----
                                                                                  (Dollars in Thousands)
Average investments (1) .........................       $104,495        $ 91,376        $ 77,976         $ 66,262         $ 55,378
Change in unrealized (losses) gains
 on available-for-sale investments ..............            274           6,590          (5,877)            (983)            (188)
Net investment income (2) .......................          5,000           4,905           4,784            3,979            3,417
Realized gains ..................................          1,909           1,100             951            2,114            1,192
Net investment income as a percentage
 of total average investments ...................            4.7%            5.4%            6.1%             6.0%             6.2%
Realized gains as a percentage
 of total average investments ...................            1.1%            1.2%            1.2%             3.2%             2.2%


(1)      Investments  based on average of beginning and ending period  balances.
(2)      After deduction of investment expenses and before federal income taxes.

RISK-BASED CAPITAL

         The computation of risk-based capital is a method of evaluating the minimum amount of capital which is appropriate for an insurance company to maintain in order to support its overall business operations considering its size and risk profile. Risk-based capital is calculated by applying a formula promulgated by the National Association of Insurance Commissioners which incorporates various asset, premium and reserve items. First Central Insurance's risk-based capital at December 31, 1996 is at the "regulatory action level" requiring First Central Insurance to submit a comprehensive plan to the Insurance Department. First Central Insurance is preparing a comprehensive plan designed to improve operations and raise additional capital. The plan will address First Central Insurance's risk-based capital position.

REGULATION

         First Central Insurance is subject to regulation and supervision by the Connecticut, New York and Pennsylvania Insurance Departments and by the insurance commissioners or similar officials in any other jurisdiction in which it will be licensed to transact business. Such regulation and supervision includes, among other things, requirements of capital and surplus, solvency standards, granting and revoking licenses to transact business and the licensing of agents, approval of policy forms and rates, restrictions on the amount of risks assumed, deposits of securities, methods of computing reserves and the types and concentration of investment permitted. First Central Insurance is required to file detailed annual and other reports on its financial condition, affairs and management with such regulatory agencies and is subject to periodic examinations.

         First Central Insurance is subject to regulation under the insurance holding company statutes of Connecticut, New York, and Pennsylvania. These regulations generally require subsidiaries of insurance holding companies and insurers which are subsidiaries of holding companies to register and file certain reports, and require prior regulatory agency approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. In many states, including New York, where First Central Insurance is incorporated, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the regulatory authority may find that "control" in fact does or does not exist where a person either owns or controls a lesser or greater amount of securities. The New York Insurance Law provides that no corporation or other person, except an insurer already licensed by the Insurance Department, may acquire control of First Central, unless it has given notice to First Central Insurance and obtained prior written approval of the Insurance Department for such acquisition. Such requirements may affect First Central's ability to obtain a capital investment as will be required for First Central to pay its sinking fund obligation under the Debentures and to provide First Central Insurance with such additional capital as will enable it to resume normal operations.

         Most states require insurers licensed by their respective insurance regulatory authorities to participate in insurance guaranty associations. These associations assess insurance companies a percentage of premiums written for the relevant line of insurance to fund claims of policyholders of insolvent insurance companies. First Central Insurance is required to pay to the New York Property/Casualty Insurance Security Fund (the "Guaranty Fund") one half of one percent of its net direct written premiums on policies insuring property or risks located in New York. However, no contributions are required to be made whenever the net value of the Guaranty Fund is at least $150,000,000. As of December 31, 1992 the Guaranty Fund's net value exceeded $150,000,000 therefore, no contributions by First Central Insurance were required after February 15, 1993.

         As of December 31, 1996 in accordance with regulatory guidelines, a $300,000 par value U.S. Treasury Note, was held on deposit by the Insurance Department.

INVESTIGATION AND SETTLEMENT OF CLAIMS

         Upon the reporting of claims by policyholders First Central Insurance first verifies coverage and then the claim is investigated by adjusters retained by First Central Insurance. These adjusters estimate the initial reserves for non-bodily injury claims and issue a report on all claims. The report is then reviewed by First Central Insurance's Claims Department. First Central Insurance attempts to settle claims as quickly as possible. If the claim cannot be settled and results in litigation, First Central Insurance may retain outside legal counsel. Legal defense law firms are assigned on the basis of venue and severity of the case. Presently, First Central Insurance uses approximately 30 law firms. Since the inception of First Central Insurance's business operations, the law firm of Simon, Drabkin & Margulies ("Simon, Drabkin") has performed subrogation and defense services required by First Central Insurance. Martin J. Simon, and Ralph Drabkin, each a director of First Central, are senior partners of Simon, Drabkin. During the years ended December 31, 1996 and 1995, approximately 17.0% and 23.1%, respectively, of all litigation assigned by First Central Insurance to legal defense firms were defended by Simon, Drabkin.

         In September 1988, First Central acquired Mercury, a claim adjustment and investigation company. Mercury represents the interests of First Central Insurance and a number of other casualty insurers and self insurers. First Central Insurance employs the services of other adjusters and will continue to employ the services of other adjusters in addition to Mercury. During the years ended December 31, 1996 and 1995, approximately 75.4% and 79.1%, respectively, of all claim adjustments and investigations were assigned to Mercury.

         No changes have been effected in First Central Insurance's claim payment patterns due to portfolio loss transfers, structured settlements or any other transactions or circumstances.

MARKETING

         Prior to 1996, First Central Insurance's programs were marketed almost exclusively through its general agents. During 1996, First Central Insurance marketed its programs primarily through its approximately 45 general agents and commenced marketing of its programs through insurance brokers. First Central Insurance pays competitive commission rates to its general agents and brokers.

         On March 10, 1997, First Central Insurance ceased to write any new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. First Central Insurance has held meetings with its agents to explain its efforts to improve operations and raise additional capital and keeps them informed of recent developments. Other than the termination by First Central Insurance of one agent, no general agent has discontinued conducting business with First Central Insurance since March 10, 1997.

         During the years ended December 31, 1996 and 1995, approximately 14.2% and 12.7% respectively, of all insurance written by First Central Insurance was sold through Simon Agency of New York ("Simon New York"), a licensed insurance agency, the stock of which is owned by Joan Dollinger and Audrey Goodman (the respective wives of Joel Dollinger and Allan Goodman, former Vice Presidents and former directors of First Central and First Central Insurance each of whom resigned in March 1997) and Sheryle Harwood, who are Mr. Simon's daughters. Commissions earned by Simon New York from business placed with First Central Insurance during 1996 and 1995 was approximately $1.6 million and $1.8 million, respectively. Such commissions were paid at a rate comparable to those paid by First Central Insurance to other agents.

COMPETITION

         The insurance industry is highly competitive. First Central Insurance is subject to intense competition from insurers offering insurance programs similar to those offered by First Central Insurance, from insurers offering other types of insurance programs and from other segments of the financial services industry. In order to compete more effectively, First Central Insurance has adopted ISO Rates. (See "Business -- Insurance Risk Rating"). Many of First Central Insurance's competitors have well established agency systems or numerous sales agents which afford them a competitive advantage over smaller companies possessing limited resources, such as First Central Insurance. First Central Insurance is a minor factor in the insurance industry and is more vulnerable than its larger competitors due to its relatively small capital and surplus.

         Primarily as a result of First Central Insurance's current financial condition, in February 1997, Best reduced First Central Insurance's rating to D (Very Vulnerable). See "-- Best Rating." The change in rating has adversely impacted policy renewals. The continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers.

         During 1996, First Central Insurance marketed its insurance programs primarily through its approximately 45 general agents and commenced marketing its programs through insurance brokers. On March 10, 1997, First Central Insurance ceased to write any new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. First Central Insurance has held meetings with its agents to explain its efforts to improve operations and raise additional capital and keeps them informed of recent developments. Other than the termination by First Central Insurance of one agent, no general agent has discontinued conducting business with First Central Insurance since March 10, 1997.

EMPLOYEES

         At December 31, 1996, First Central Insurance employed approximately 106 people, of whom seven were executive personnel. At December 31, 1996, Mercury employed approximately 38 people. Management believes that its relationship with its employees is satisfactory.

CERTAIN CONSIDERATIONS

         The operating results and financial condition of First Central as a whole and, in particular of First Central Insurance, are affected by numerous factors and circumstances peculiar to the property and casualty insurance industry, some of which First Central can neither predict nor control. Revenue and profitability trends of First Central Insurance, both generally and within individual business lines, are affected by factors such as (1) volatile and unanticipated adverse loss and expense developments, particularly within lines of business for which losses may not emerge for several years following the year in which the coverage was underwritten; (2) legally-imposed regulatory capital requirements and related limitations on the ability of First Central Insurance to underwrite new insurance business and renew desirable business currently written; (3) the ability of First Central Insurance to enter into suitable reinsurance arrangements; (4) competitive pressures on the pricing of product lines offered by First

Central Insurance and the historical cyclicality of its industry as a whole; (5) fluctuations in interest rates, which affect the market value of First Central Insurance's investment portfolio, the income yield of the portfolio and the default and prepayment rates of the portfolio; (6) inflationary pressures which affect the magnitude of losses and loss adjustment expenses; (7) emerging legal precedents and trends which, among other things, may have a significant specific impact on settlement amounts and other circumstances affecting the development of losses and expenses for environmental and other liability lines of business;
(8) the occurrence of natural disasters and catastrophic losses of other origin;
(9) financial condition ratings of First Central Insurance as announced and published by industry rating organizations; and (10) general economic conditions and trends which have both direct and indirect affects on the demand for property and casualty insurance.

         In addition to the above-described risks and uncertainties affecting property and casualty insurers, First Central and, in particular, First Central Insurance are directly and specifically affected by certain other risks and uncertainties related to and resulting from the present financial condition of First Central Insurance.

ITEM 2.           PROPERTIES.

         First Central Insurance owns its home office building, located at 266 Merrick Road, Lynbrook, New York, (the "Building"). The Building consists of approximately 30,000 square feet of office space and 2,000 square feet of retail space. Management believes that the Building is suitable for First Central's purposes for the foreseeable future. Approximately 8,900 square feet of office and retail space is leased to seven unaffiliated tenants who paid approximately, $203,000 and $205,000 in rent during 1996 and 1995, respectively. Effective December 1, 1995 through November 30, 1996 Simon New York had a lease for 3,900 square feet of office space in the Building. Since December 1, 1996, Simon New York has occupied such space on a month-to-month basis. Rent received from Simon New York in 1996 was approximately $76,800.

ITEM 3.           LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which First Central, First Central Insurance or Mercury is a party or of which any of their property is the subject, except for claims arising in the ordinary course of business of First Central Insurance. First Central Insurance has established reserves with respect to such claims that, in the opinion of its management, make adequate provision for the ultimate amount of losses and adjustment expenses incurred.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning all executive officers of First Central. Executive officers are elected by the Board of Directors to serve at the pleasure of the Board.

NAME                              AGE               POSITION
----                              ---               ---------
Andrew W. Attivissimo             57               Chairman, President, Chief Executive
                                                     Officer, Chief Operating Officer
Harvey Mass                       60               Senior Vice President
Joan M. Locascio                  39               Treasurer, Vice President, and Chief
                                                     Financial Officer
Raymond F. Brancaccio             69               Vice President and Secretary

          ANDREW W. ATTIVISSIMO was elected as President and Chief Operating Officer of First Central and First Central Insurance and as a director of First Central Insurance on October 31, 1996. On February 12, 1997, Mr. Attivissimo was elected as Chairman and Chief Executive Officer of First Central and First
Central Insurance and on March 26, 1997, Mr. Attivissimo was appointed as a director of First Central. For five years prior to joining First Central, Mr. Attivissimo was President of Empire Insurance Group.

         HARVEY MASS has been a director of First Central Insurance since August 1980 and a director of First Central since June, 1983. On October 11, 1985 he was elected as a Vice President of both First Central and First Central Insurance. From 1973 to December 31, 1991, Mr. Mass served as Vice President and production manager of Simon New York.

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

         Martin J. Simon resigned as Chairman and Chief Executive Officer of First Central and First Central Insurance on February 12, 1997. Mr. Simon is a director of First Central and First Central Insurance and has entered into a consulting agreement with First Central. Joel I. Dollinger and Allan R. Goodman resigned from their positions with First Central and First Central Insurance effective March 12, 1997. Mr. Dollinger was a director and Executive Vice President of both First Central and First Central Insurance and Mr. Goodman was a director and Vice President of both First Central and First Central Insurance. See "Executive Compensation -- Employment/Termination Agreements."

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         First Central's common stock, par value, $.10 per share ("Common Stock"), is listed on the American Stock Exchange. The high and low sales prices of the Common Stock, presented on a quarterly basis during 1996 and 1995, are shown below.

1996                                                  HIGH                 LOW
----                                                  ----                 ---
      First Quarter......................              7                   5 3/4
      Second Quarter.....................              7                   5 3/8
      Third Quarter......................              6                   3 5/8
      Fourth Quarter.....................              4 1/2               3 1/2
1995

      First Quarter......................              7 3/8               5 3/4
      Second Quarter.....................              7 3/4               6 5/8
      Third Quarter......................              7 3/4               6 1/2
      Fourth Quarter.....................              7                   6 1/8


         As of December 31, 1996, there were approximately 481 holders of record of First Central's Common Stock.

DIVIDENDS

         As the principal asset of First Central, First Central Insurance provides the only material source of cash for the payment of dividends by First Central. Under the insurance laws of the State of New York, cash dividends to shareholders may be declared or distributed by First Central Insurance only from earned surplus. In addition, among other statutory restrictions, dividends are limited in any twelve month period to the lesser of ten percent of policyholders' surplus as shown in the insurer's last annual statement on file with the Insurance Department, or one hundred percent of adjusted net investment income during such twelve month period, unless the Insurance Department authorizes a greater dividend. Any payment of dividends by First Central Insurance to First Central would result in a reduction in its capacity to write new insurance business, since the volume of insurance that can be written is determined by the available surplus of First Central Insurance. Any payment of dividends by First Central Insurance may be further limited to maintain the acceptable industry standard relationship of net premiums written not to exceed three times surplus. First Central Insurance's total Surplus to Policyholders as of December 31, 1996 amounted to $12.3 million (computed on the basis of SAP). However, by reason of the foregoing statutory restrictions, First Central Insurance cannot distribute dividends to First Central due to a deficiency in earned surplus of approximately $4,276,000 excluding unrealized gains of $775,126.

         First Central declared dividends on the Common Stock of $0.12, $0.12 and $0.105 per share respectively in 1996, 1995 and 1994. The declaration and payment of dividends in the future will depend, subject to the discretion of the Board of Directors, upon First Central's and First Central Insurance's earnings, financial condition, business needs, capital and surplus requirements, government regulations, and other relevant factors. First Central does not expect to declare any further dividends on the Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the consolidated financial statements of First Central and related footnotes appearing elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data, with the exception of the ratio of earnings to fixed charges for each of the five years in the period ended December 31, 1996, are derived from First Central's audited consolidated financial statements for such years.

                                                                                OPERATIONS STATEMENT DATA
                                                                                 YEARS ENDED DECEMBER 31
                                                   --------------------------------------------------------------------------------
                                                            1996              1995             1994            1993           1992
                                                            ----              ----             ----            ----           ----
                                                                         (Dollars in Thousands, except per share data)
Net Premiums Earned ..............................        $ 48,912         $ 53,034         $ 50,061        $ 42,814        $ 29,456
Net Investment Income ............................           5,000            4,905            4,784           3,979           3,417
Realized Gains ...................................           1,909            1,100              951           2,114           1,192
Total Premiums and Other
  Revenues .......................................          57,017           59,897           56,265          49,447          34,622
Losses ...........................................          38,782           34,724           23,514          20,061          14,130
Loss Adjustment Expenses .........................           9,935            7,337            6,110           5,714           2,680
Interest Expense .................................             513              607              642             827           1,053
Total Expenses ...................................          71,046           60,493           48,605          43,496          31,178
Income (Loss) Before Income
  Taxes ..........................................         (14,029)            (595)           7,660           5,952           3,444
Income Taxes (Benefit) ...........................            (917)            (956)           1,944           1,450             512
Net Income (Loss) ................................        $(13,112)        $    361         $  5,716        $  4,502        $  2,932

Per Share Data:
  Primary:
    Net Income (Loss) ............................        $  (2.19)        $   0.06         $   0.97        $   0.80        $   0.53
                                                          ========         ========         ========        ========        ========
  Fully Diluted:
    Net Income (Loss) ............................        $  (2.19)        $   0.06         $   0.90        $   0.75        $   0.53
                                                          ========         ========         ========        ========        ========
  Cash Dividends Declared ........................        $   0.12         $   0.12         $  0.105        $   0.10        $   0.10
                                                          ========         ========         ========        ========        ========
  Ratio of Earnings (Losses) to
    Fixed Charges ................................        (19.9):1            0.2:1            9.3:1           5.9:1           3.4:1
                                                          ========         ========         ========        ========        ========

                                                                             BALANCE SHEET DATA
                                                                                 DECEMBER 31
                                                -----------------------------------------------------------------------------
                                                     1996             1995            1994             1993            1992*
                                                     ----             ----            ----             ----            ----
                                                               (Dollars in Thousands, except per share data)
ASSETS:
 Fixed Maturities...........................     $   79,280      $    69,056      $   40,512      $    43,651      $   37,424
 Equity Securities..........................         18,814           28,705          32,802           25,475          16,412
 Short-Term Investments.....................         10,217            2,918           8,759            4,753           4,808
                                                ------------    -------------    ------------    -------------    ------------
 Total Investments..........................        108,311          100,679          82,073           73,879          58,644
 Other Assets...............................         58,787           67,781          59,656           34,043          28,375
                                                ------------    -------------    ------------    -------------    ------------
 Total Assets...............................     $  167,098      $   168,460      $  141,729      $   107,922      $   87,019
                                                ============    =============    ============    =============    ============

POLICY LIABILITIES & ACCRUALS:
 Losses.....................................     $   97,437      $    78,887      $   66,500      $    38,392      $   27,865
 Loss Adjustment Expenses...................          9,357            7,749           7,017            6,414           4,715
 Unearned Premium...........................         31,340           36,296          32,529           26,451          22,523
                                                ------------    -------------    ------------    -------------    ------------
                                                    138,134          122,932         106,046           71,257          55,103

 Convertible Subordinated
  Debentures................................          4,900            6,330           6,755            7,815           9,815
 Other Liabilities..........................          4,568            5,860           1,690            2,096           1,850
                                                ------------    -------------    ------------    -------------    ------------
 Total Liabilities..........................        147,602          135,122         114,491           81,168          66,768
                                                ------------    -------------    ------------    -------------    ------------
 Total Shareholders' Equity.................         19,496           33,338          27,238           26,754          20,251
                                                ------------    -------------    ------------    -------------    ------------
 Total Liabilities and Shareholders'
  Equity....................................     $  167,098      $   168,460      $  141,729      $   107,922      $   87,019
                                                ============    =============    ============    =============    ============
 Book Value per Share.......................     $     3.26      $      5.57      $     4.54      $      4.60      $     3.65
                                                ============    =============    ============    =============    ============

* Restated to reflect adoption of Statement of Financial Accounting Standards No. 113, effective January 1, 1993.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         During 1996, First Central Insurance encountered intense competition and experienced a reduction in premiums written while at the same time, loss and loss adjustment expenses increased significantly. For the quarter ended December 31, 1996, First Central Insurance incurred a charge to earnings of $11.5 million for the purpose of increasing loss reserves, the primary reason First Central reported a loss of $13.1 million or $2.19 per share (after tax benefits) for the year ended December 31, 1996.

         First Central Insurance's losses from operations resulted in its statutory surplus declining from $25.7 million at December 31, 1995 to $12.3 million at December 31, 1996 with earned surplus declining from $8.9 million to a deficit of $4.3 million during the same period. Primarily as a result of First Central Insurance's current financial condition, in February 1997, A.M. Best & Co., Inc. ("Best") reduced the B++ (Very Good) rating it assigned to First Central Insurance in June 1996 to D (Very Vulnerable). See "Business -- Best Rating."

         First Central Insurance is precluded from paying dividends to First Central while it has a deficiency in earned surplus. Since the only material source of income to First Central is dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. In addition, unless First Central obtains another source of funds, First Central will be unable to pay its $1.8 million sinking fund obligation under the Debentures on August 1, 1997. Failure to pay the August 1, 1997 sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the entire $4.9 million outstanding principal balance.

         In informal discussions with the Insurance Department, the Insurance Department requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such a plan will involve, among other things, the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First Central Insurance has engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged an investment banker to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in its attempt to revise operations to attain future profitability, raise additional capital and resume normal operations.

         In October 1996, Andrew W. Attivissimo was engaged as President and Chief Operating Officer of each of First Central and First Central Insurance. In February 1997, Mr. Attivissimo was also appointed as Chairman and Chief Executive Officer of First Central and First Central Insurance, succeeding Martin J. Simon, the founder of First Central. See "Executive Officers of the Registrant."

RESULTS OF OPERATIONS

PREMIUMS WRITTEN AND EARNED

         The following table illustrates First Central Insurance's direct premiums written and net premiums earned on a category-by-category basis for 1996, 1995, and 1994.

                                                     1996                       1995                        1994
                                                     ----                       ----                        ----
                                                                    (Dollars in Thousands)
Commercial Multiple Peril:
 Direct Premiums Written. . . .                     $32,582                    $38,619                    $32,862
 Net Premiums Earned. . . . . .                      26,221                     26,870                     23,024

Workers' Compensation:
 Direct Premiums Written. . . .                     $ 7,176                    $ 9,013                    $10,557
 Net Premiums Earned. . . . . .                       6,594                      7,299                      9,263

General Liability:
 Direct Premiums Written. . . .                      $8,904                    $16,757                    $13,821
 Net Premiums Earned. . . . . .                       9,629                     12,469                     10,733

Automobile Liability:
 Direct Premiums Written. . . .                      $5,936                    $ 5,531                    $ 5,595
 Net Premiums Earned. . . . . .                       4,791                      4,487                      4,838

Automobile Physical Damage:
 Direct Premiums Written. . . .                      $1,483                    $ 1,606                    $ 2,118
 Net Premiums Earned. . . . . .                       1,172                      1,355                      1,857

All Categories (including those
 set forth above and others):
 Direct Premiums Written. . . .                     $56,712                    $72,294                    $65,593
 Net Premiums Earned. . . . . .                      48,912                     53,034                     50,061



         Direct premiums written decreased for the year ended December 31, 1996 when compared to the year ended December 31, 1995 by 21.6% due primarily to the termination of two significant customers with extremely poor loss experience, premium rate competition and the lead paint exclusion placed on First Central Insurance's general liability and commercial multiple peril policies for eight months during 1996. Direct premiums written increased from 1994 to 1995, by 10.2% primarily due to the expansion of First Central Insurance's markets and concentrated efforts by First Central Insurance's marketing department.

         Net premiums earned decreased from 1996 to 1995 and increased when comparing 1995 to 1994 by 7.8% and 5.9%, respectively. The decrease experienced in 1996 was attributable to the aforementioned factors effecting direct premiums written. The 1995 increase in earned premiums was attributable to the increases in premiums written due to an expansion of First Central Insurance's markets.

         Net premiums written decreased 7.4% in 1996 when compared to 1995, the decrease was attributed to the aforementioned factors affecting direct premiums written, offset by the decrease in ceded premiums written in 1996 of 54.4% when compared to 1995.

         Although direct premiums written increased, net premiums written decreased approximately $4,900,000 in 1995 when compared to 1994 because ceded premiums increased by approximately $11,600,000 during the same period. The increase in ceded premiums was the result of a change in First Central Insurance's reinsurance treaty as of April 1, 1995. The treaty with Nat Re was changed so that premiums ceded would be based on direct written premiums rather than earned premiums and the premium rate was increased prospectively with First Central Insurance being entitled to a commission on the ceded premiums. The treaty change caused First Central Insurance to record a liability, "Funds held for reinsurance treaty," for amounts due the reinsurer of $2,610,641 and $3,704,947 at December 31, 1996 and 1995, respectively. This liability is paid as the ceded premiums are earned.

NET INVESTMENT INCOME; REALIZED GAINS

         During 1996, First Central reduced its holdings of equity securities by approximately $10,000,000 to 17.4% of investments from 28.5% of investments in 1995. During 1996, First Central also increased its holdings in fixed maturities by approximately $10,000,000 to 73.3% of investments from 68.6% in 1995. The increase was principally in U.S. Government securities while holdings in municipal bonds and mortgage backed securities were decreased in 1996. Holdings of municipal bonds were decreased in part because of a change in tax planning strategy and in part to increase portfolio yields. As of December 31, 1996, short-term investments, principally money market accounts, was 9.4% of total investments, an increase from 2.9% of total investments in 1995. In 1996, net investment income increased 2.0% when compared to 1995 primarily due to a decline in investment expenses of approximately $89,000. First Central recognized a net realized gain of $1,909,211 in 1996 as compared to the net realized gain of $1,100,200 in 1995. The increase in net realized gain in 1996 was primarily a result of favorable market conditions experienced during 1996.

         During 1995 First Central Insurance sold approximately $16,400,000 of preferred stock and corporate debt securities and purchased government securities, therefore showing an increase in interest received on government securities while a decrease in corporate bond interest and dividends on preferred stock. In 1995, net investment income increased 2.5% when compared to 1994. This increase was due to the 22.7% (approximately $18,600,000) increase in invested assets during 1995. First Central Insurance recognized a net realized gain of $1,100,200 in 1995 as compared to the net realized gain of $950,898 in 1994. The increase in realized gains in 1995 was principally due to an increase in the market value of First Central Insurance's investment portfolio resulting from favorable stock and bond market conditions evident in 1995.

         GAAP and SEC Staff Accounting Bulletin No. 59 require the portion of the unrealized loss of an individual security to be recognized as a realized loss in the accounting period when the holder determines that such portion of the decline in the market value is other than temporary. Temporary declines in the market value of First Central Insurance's debt securities classified as held-to-maturity at December 31, 1995 did not effect First Central Insurance's carrying value of such securities, since First Central Insurance had the ability and the intent to hold these investments to maturity, at which time their full face value was expected to be received at no loss to First Central Insurance. Temporary fluctuations in the market value of available-for-sale securities are reflected in shareholders' equity as unrealized holding gains or losses net of applicable deferred income taxes; however, any decline in the value of the security below its cost considered to be "other than temporary" is accounted for as a realized loss. Once an investment is written down to reflect an other than temporary decline, the write-down establishes a new cost basis for the security.

         As of December 31, 1996, First Central had three available-for-sale securities that experienced a decline in market value considered other than temporary. As discussed below, in 1995 the carrying amount of Discovery Zone Inc. Subordinated Notes due 2000 was reduced to the December 31, 1995 market value of $772,500. During 1996, First Central Insurance sold $1,058,000 par value of such notes for $166,708, realizing a loss on disposal of $256,492, and reduced the carrying amount of the notes to the December 31, 1996 market value of $97,100. Additionally, First Central's holdings in Masco Technology Inc. Convertible Subordinated Debentures and its interest in Boston Financial Qualified Housing L.P. were written down to their December 31, 1996 market value of $415,000 and $172,000, respectively. The aggregate loss attributed to the write down of the Discovery Zone, Masco and Boston Financial investments was $472,136 in 1996.

         During 1995, one security experienced a decline in market value considered other than temporary. As of December 31, 1995, First Central Insurance held $3,000,000 par value of the Discovery Zone Inc. Subordinated
Notes due 2000 and realized a loss of $555,281 on this security, lowering the carrying amount to the December 31, 1995 market value of $772,500.

         At December 31, 1996, fixed maturity securities with an amortized cost of $45,284,608 and an estimated market value of $45,019,345 were reclassified from the "held-to-maturity" classification to the "available-for-sale" classification because of uncertainties about First Central Insurance's ability to hold these securities until their maturity. The change in classification did not materially affect total shareholders' equity as of December 31, 1996, but it resulted in 100% of First Central's Insurance's fixed maturities portfolio being classified as available-for-sale. In the opinion of management, available-for-sale classifications of the fixed maturities portfolio is appropriate in the present circumstances. At December 31, 1996, the net unrealized appreciation applicable to First Central Insurance's available-for-sale securities amounted to $768,517, net of deferred taxes of $532,000. Unrealized holding gains amounted to $3,079,854 and unrealized holding losses totaled $1,779,337 before deferred taxes. At December 31, 1995, the net unrealized appreciation applicable to First Central Insurance's available-for sale securities amounted to $759,808, net of deferred taxes of $392,000. Unrealized holding gains amounted to $3,005,195 and unrealized holding losses totaled $1,853,387 before deferred taxes.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

         The amount of losses and the related loss adjustment expenses are dependent upon a number of factors, including claims frequency and the number and type of policies written. These factors may fluctuate from year to year, and not necessarily in any relationship to the amount of premiums written or earned.

         The year to year estimation and re-estimation of loss and loss adjustment expense reserve requirements is an inexact science. Reserves do not represent an exact calculation of liability, but rather are estimates involving actuarial and statistical projections at a given time of First Central
Insurance's expectations of the ultimate costs of the settlement and administration of claims based on facts and circumstances then known, predictions of future events, estimates of future trends in claims frequency and severity and other variable factors such as inflation and new theories of liability. It is First Central Insurance's practice to maintain reserves at or near the middle point of an "actuarial reasonableness range" established by its independent actuary to evaluate the adequacy of reserves. To the extent that future changes in known data do not take place precisely in accordance with an insurer's historically developed loss reserving assumptions, such reserves, when viewed as of a particular point in time, most likely will be either deficient, i.e., lower than the amount needed to cover known loss and loss adjustment expenses, or redundant, i.e., greater than the amount required with respect thereto. See "Business -- Loss and Loss Adjustment Expense Reserves."

        During 1995 and 1996, First Central Insurance increased total net reserves by $18.1 million and $20.9 million, respectively, to maintain its total loss reserves at or near the middle point of the actuarial reasonableness range.

        The primary cause of the reserve increase in each of 1995 and 1996 was significant adverse development stemming from poor loss experience on policies written from 1992 through 1995, a period during which First Central Insurance substantially increased premium writings. In particular, beginning in 1993, First Central Insurance wrote policies for two large customers which resulted in extremely poor loss experience. Such business accounted for approximately
$355,000, $3.3 million and $3.3 million of First Central Insurance's total written premiums in 1993, 1994 and 1995, respectively.

        Based on First Central Insurance's past loss experience, prior management responsible for claims policy increased total net reserves by approximately $2.0 million, $2.5 million and $3.3 million in the first, second and third quarters of 1995, respectively, including increases in IBNR reserves of $1 million, $960,000 and $370,000 during such periods, respectively. However, after a review of case files during the fourth quarter of 1995, First Central Insurance's independent actuary recommended a substantial IBNR reserve increase for the fourth quarter of 1995 because of the adverse development mentioned above. The $8.95 million increase in IBNR reserves in the fourth quarter of 1995 brought First Central Insurance's total reserves at December 31, 1995 in line with the estimate of First Central Insurance's independent actuary. Accordingly, First Central Insurance believed that total reserves had been adequately strengthened during 1995 for 1995 and years prior thereto.


        Total net reserves were increased by approximately $2.2 million, $2.5 million and $3.8 million in the first, second and third quarters of 1996, respectively, including increases in IBNR reserves of $250,000, $2 million and $1.35 million during such periods, respectively. However, 1996 witnessed continuing adverse loss development and, accordingly, during the fourth quarter of 1996, First Central Insurance performed an intensive evaluation of its case files, particularly those claims with low initial case reserves. The claims file evaluation consisted of a review of approximately 750 sample files identified by the independent actuary. In the fourth quarter of 1996, First Central Insurance transferred approximately $14 million in IBNR reserves to case reserves as a result of the case reserve file review and to compensate for further adverse loss development. It had been believed that the level of IBNR reserves would be sufficient to absorb such a transfer, but the continuing 1996 adverse loss development, which became apparent during the actuarial review, necessitated a further strengthening of IBNR reserves. The actuarial estimate of the required increase was $7.6 million. By this time, new management was in office and increased IBNR reserves by a further $3.8 million over that recommended by First Central Insurance's independent actuary based upon new management's evaluation of recent loss experience. Total net reserves at December 31, 1996 are above but near the middle point of the actuarial reasonableness range.

        The reserve strengthening in the fourth quarters of 1995 and 1996 resulted from significant adverse development stemming from extremely poor loss experience on policies written from 1992 through 1995, and prior management that was responsible for claims policy basing quarterly reserve estimate adjustments on historical loss experience.

        In connection with the Insurance Department's triennial audit, First Central Insurance is in discussions with the Insurance Department concerning a number of issues including the adequacy of First Central Insurance's reserves at December 31, 1996. It is new management's and First Central Insurance's independent actuary's estimate that total net reserves at December 31, 1996 are adequate.

         In 1996, incurred losses increased approximately $4,058,000, 11.7%, when compared to 1995 despite the decrease in net premiums written of approximately $3.8 million. Components of the increase included an increase of approximately $1,835,000 in the amount of additional unpaid loss reserves established, an increase in paid losses net of subrogation recoverables of approximately $1,184,000 and a decrease in paid losses ceded of approximately $1,040,000.

         In 1995, incurred losses increased approximately $11,210,000, 47.7% when compared to 1994. This increase was due primarily to an approximate $7,400,000 increase in IBNR reserves and approximately $3,800,000 increase in paid losses during the 1995 year when compared to 1994. During 1995, IBNR reserves were increased $8,400,000 in the fourth quarter for a total annual increase of approximately $11,300,000.

         In 1996, incurred loss adjustment expenses increased 35.4% when compared to 1995. The increase was due to the rising legal fees associated with settling cases during 1996. To reduce legal fees, during the second quarter of 1996 First Central Insurance implemented pretrial fixed fees for certain categories of cases and negotiated lower hourly rates for legal services. In 1995 incurred loss adjustment expenses increased 20.1% over the corresponding period in 1994. This increase was due primarily to the increase in expenses relating to increased losses resulting from higher premium volume.

         First Central Insurance's loss ratios (losses incurred to earned premium) on its commercial multiple peril line of insurance were 61.0% in 1996, 70.2% in 1995 and 43.1% in 1994. The decrease in loss ratio experienced in 1996 was primarily due to greater underwriting selectivity. The increased loss ratio in the 1995 year was due primarily to an approximately $6,800,000 increase in IBNR reserves when compared to 1994.

         In 1996, First Central Insurance's loss ratio on its workers' compensation line decreased to 7.2%. This decrease is the result of a reduction in previously established workers' compensation reserves for the 1993 policy year. Were it not for the reduction in previously established reserves, the 1996 loss ratio would have been 46.9%. In 1995 First Central Insurance's loss ratio on its workers' compensation line of business increased to 50.9% primarily due to approximately $1,600,000 increase in IBNR reserves when compared to 1994.

         First Central Insurance's loss ratios on its general liability line of insurance were 155.5% in 1996, 62.0% in 1995, and 47.6% in 1994. The 155.5% loss ratio in 1996 was due principally to an increase in unpaid loss reserves and paid losses and the decrease in paid losses ceded and subrogation receivables discussed under 1996 incurred losses above. The loss ratio in 1995 increased primarily due to an increase in IBNR reserves of approximately $2,400,000 when compared to 1994.

         First Central Insurance's loss ratio on its automobile liability line of insurance increased to 137.9% in 1996 from 80.7% in 1995 and 77.8% in 1994, primarily due to adverse underwriting experience and lack of a rate increase since December 1993 in the private passenger portion of the automobile liability line of business.

         First Central Insurance's loss ratio on automobile physical damage line of business did not vary significantly as it was: 49.2% in 1996, 47.7% in 1995, and 50.4% in 1994.

UNDERWRITING EXPENSES AND UNDERWRITING EXPENSE RATIO

         Underwriting Expenses are a combination of policy acquisition costs and other operating expenses as shown on the statement of operations.

         In 1996 First Central's underwriting expenses increased 6.4% when compared to 1995. This increase was a result of other operating expenses increasing 33.3% offset by policy acquisition costs decreasing 3.0% during 1996 when compared to 1995. The decrease in policy acquisition costs were primarily due to the decrease in commission and premium tax expenses associated with the reduced premium volume. On a ceded basis, commissions were reduced as a result of the January 1996 and April 1995 reinsurance treaty endorsements described in "Reinsurance Ceded" above. The increase in other operating expenses was primarily due to statutory assessments on workers' compensation lines and an increase in amortization expense resulting from the write-off of goodwill.

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

INTEREST EXPENSE

         First Central's interest expense in 1996, 1995 and 1994 was approximately $513,000, $607,000, and $642,000, respectively. Interest expense was attributable primarily to interest paid on the Debentures. The interest expense decrease is due to First Central's retiring $1,430,000, $425,000 and $1,060,000 principal amount of debentures in 1996, 1995 and 1994, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts during 1996, 1995 and 1994 was $3,592,223, $695,865 and $1,056,557, respectively. The 1996 increase in doubtful accounts resulted from a comprehensive review of outstanding balances and First Central Insurance's determination that the collectability of certain auditable workers' compensation and commercial packaged policy receivables is questionable. The 1995 decrease in the provision was due to a smaller percentage of auditable policies issued effecting the 1995 year.

OTHER OPERATING EXPENSES

         1996 operating expenses increased by 33.2% when compared to 1995, primarily due to statutory assessments on workers' compensation lines and an increase in amortization expense resulting from the write-off of goodwill. Operating expenses remained consistent for 1995 when compared to 1994.

NET INCOME (LOSS)

         During 1996, First Central incurred a net loss of approximately $13,100,000 compared to net income of approximately $361,000 in 1995. During 1996, First Central Insurance experienced a reduction in premiums written. At the same time, loss and loss adjustment expenses increased primarily as a result of an increase in loss reserves of approximately $18,798,000 over 1995. See "-- Losses and Loss Adjustment Expense Reserves." Net investment income, realized gain on investments, claims adjusting revenues increased and earned premiums, interest expense and policy acquisition costs decreased; doubtful accounts and other operating expenses increased.

         Net income decreased 93.7% in 1995 when compared to 1994. This was a result of an increase in IBNR reserves and paid losses (see "-- Losses and Loss Adjustment Expense Reserves") as offset by increases in earned premiums, net investment income, realized gains, and claims adjusting revenue and a decrease in interest expense, underwriting expenses and doubtful accounts and income taxes.

REINSURANCE

         First Central Insurance reinsures a portion of substantially all of the risks which it underwrites. First Central Insurance has entered into reinsurance treaties with Nat Re covering all risks underwritten by First Central Insurance. First Central Insurance also maintains an automatic facultative property loss reinsurance facility with Munich American, Gen Re, and Swiss Re. See "Business -- Reinsurance Ceded" and Note 4 of the Notes to First Central's Consolidated Financial Statements for a discussion of those treaties.

         In 1996, First Central Insurance ceded premiums of $9,908,347 on $56,712,187 of direct written premium whereas, in 1995, premiums of $21,725,782 were ceded on $72,293,513 of direct written premium. The decrease in ceded premiums for 1996 resulted from a change in First Central Insurance's reinsurance treaty as of April 1, 1995 which changed the method in which ceded premiums are calculated from earned to written premiums. Paid losses recovered by First Central Insurance in 1996 and 1995 amounted to approximately $5,553,000 and $6,592,000, respectively. Incurred losses on a ceded basis amounted to approximately $4,754,000 and $1,479,000 for 1996 and 1995, respectively.

         As of January 1, 1996, First Central Insurance's retention per loss under its reinsurance treaty with Nat Re was increased from $200,000 to $250,000. This change had the effect of reducing First Central's ceded written premium percentage from 16.92% to 12.31% from January 1, 1996 through June 30, 1996. Beginning July 1, 1996, the ceded written premium percentage increased to 13.85%. In addition, First Central received a contingency commission payment from Nat Re in the amount of $242,798.

         The reinsurance treaty between Swiss Re and First Central Insurance provides for a contingent commission based on favorable loss ratios. The 1996 and 1995 loss ratios produced contingent commissions of $50,777 and $62,110, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         The business capacity of an insurance company is based on its liquidity and capital resources. Insurance statutes and regulations which apply to insurers require maintenance of prescribed amounts in capital and surplus as well as statutory deposits with insurance authorities. The assets of insurers are maintained in statutorily prescribed investments. Insurers are also required to set up and have reserves for losses and loss adjustment expenses. Furthermore, substantial statutory and regulatory restrictions are imposed upon an insurer's ability to declare and pay cash dividends. See "-- Investments and Investment Portfolio", "Business -- Regulation," "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividends" and "Business -- Losses and Loss Adjustment Expense Reserves" for a discussion of the foregoing factors as they relate to First Central Insurance. See also "-- Reinsurance."

         In 1996, First Central's liquidity and capital resources relative to its assets decreased significantly primarily as a result of First Central Insurance's losses from operations during 1996. First Central's Shareholder's Equity at December 31, 1996 declined to approximately $19.5 million.

         First Central Insurance's losses from operations resulted in its earned surplus declining to a deficit of $4,276,000 (excluding unrealized gains). First Central Insurance will be precluded from paying dividends to First Central by reason of its earned surplus deficiency. Since the only material source of income to First Central are dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. Management anticipates that Mercury will be able to pay a dividend to First Central sufficient for it to pay the August 1, 1997 interest of $220,500 due on the Debentures. However, unless First Central obtains another source of funds, First Central will be unable to pay the August 1, 1997 sinking fund obligation of $1.8 million on the Debentures. First Central is not currently in default under such Debentures but failure to pay either the aforementioned interest or sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4.9 million.

         The Insurance Department has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. See "-- Recent Developments." Pending implementation of the operational and financial plan and the raising of additional capital, on March 10, 1997, First Central Insurance ceased to write new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. First Central has engaged an investment banker to assist in its effort to raise additional capital.

         First Central Insurance's Statutory Surplus declined from $25.7 million at December 31, 1995 to $12.3 million at December 31, 1996. Based upon the required relationships between Net Premiums Written and Statutory Surplus, First Central Insurance expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future. Primarily as a result of First Central Insurance's current financial condition, in February 1997, Best reduced First Central Insurance's rating to D (Very Vulnerable). See "Business -- Best Rating." The change in rating has adversely impacted policy renewals. The continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers. It is anticipated that a reduced premium volume would have a further negative impact on First Central Insurance's liquidity and capital resources. Without additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation.

         The computation of risk-based capital is a method of evaluating the minimum amount of capital which is appropriate for an insurance company to maintain in order to support its overall business operations considering its size and risk profile. First Central Insurance's risk-based capital at December 31, 1996 is at the "regulatory action level" requiring First Central Insurance to submit a comprehensive capital plan to the Insurance Department. See "Business -- Risk-Based Capital."

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in its attempt to revise operations to attain future profitability, raise additional capital and resume normal operations.

INCOME TAXES

         The Tax Reform Act of 1986 (the "1986 Tax Act"), and the Revenue Reconciliation Act of 1990 (the "1990 Tax Act"), contain provisions which significantly affect the taxation of insurance companies. Some of the major provisions of the 1986 Tax Act and the 1990 Tax Act are summarized below.

         The 1986 Tax Act contained provisions which significantly increased the federal income tax liabilities of property and casualty insurance companies, including First Central Insurance. Under the 1986 Tax Act, the reserve deduction for unpaid losses previously allowed to property and casualty insurance companies was modified in a manner which has resulted in increases in First Central Insurance's taxable income. Although First Central Insurance still is able to establish reserves for the estimated amount of losses incurred, the amount of such reserves must be discounted to reflect the present value of its liability to pay anticipated claims (using a discount rate of 100% of the average of the applicable federal mid-term rates). Furthermore, with respect to investments acquired after August 7, 1986, the 1986 Tax Act reduced the loss reserve deduction of property and casualty companies by 15% of any tax exempt interest income and the deductible portion of dividends received. The 1986 Tax Act also requires property and casualty companies to reduce their annual deduction for unearned premiums by 20%.

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

         In addition to the foregoing provisions of the 1986 Tax Act and the 1990 Tax Act, which specifically affects the tax treatment of property and casualty insurance companies, both Acts also contain provisions which are applicable to corporations generally, including First Central. Among such provisions are (1) a decrease of the maximum federal income tax rate on corporations to 34%; (2) a decline of the dividends received deduction for corporations to 70%; (3) a repeal of the investment tax credit; (4) a change in the depreciation rules; and (5) replacement of the 15% corporate add-on minimum tax with an expanded alternative minimum tax (imposed at a 20% rate) under which, among other items, (a) tax-exempt interest earned on certain newly issued bonds and (b) for years after 1989, 75% of the amount by which a corporation's pre-tax financial statement income exceeds the alternative minimum taxable income are treated as tax preference items.

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

         First Central had gross deferred tax assets of approximately $9,153,000 and $7,115,000 and gross deferred tax liabilities of approximately $2,175,000 and $2,650,000 as of December 31, 1996 and 1995, respectively. A $4,028,000 valuation allowance has been established with respect to the gross deferred tax asset at December 31, 1996. Management believes that it is more likely than not that the deferred tax asset may not be fully realized due to the uncertainties with respect to First Central's future profitability. A valuation allowance was not required at December 31, 1995.

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

         Neither First Central, First Central Insurance, nor Mercury made any material commitment for capital for 1996 and, does not anticipate any for 1997.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is submitted on pages 51 to 76.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         There have been no changes or disagreements with accountants.

                                    PART III

                                   MANAGEMENT

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS

         The following table sets forth the names and ages and principal occupations of each of the First Central's directors and the year in which each was first elected a director. First Central's Board of Directors is comprised of three classes with four directors in each class. Directors serve three year terms. At April 10, 1997, there were one Class I and two Class III director positions vacant.


CLASS I DIRECTORS:

             NAME                        AGE                        PRINCIPAL OCCUPATION                         DIRECTOR SINCE
--------------------------------      ---------     -----------------------------------------------------      ------------------
Saul Erdman                              72           Director of First Central; Consultant                           1993
Herbert Friedman                         78           Director of First Central                                       1991
Martin J. Simon                          77           Director of First Central; member of the                        1983
                                                      law firm of Simon, Drabkin & Margulies

CLASS II DIRECTORS:

             NAME                        AGE                        PRINCIPAL OCCUPATION                         DIRECTOR SINCE
--------------------------------      ---------     -----------------------------------------------------      ------------------
Harvey Mass                              60           Senior Vice President and Director of                           1983
                                                      First Central and First Central Insurance
Joseph P. Ciorciari                      40           Director of First Central; President of                         1990
                                                      Mercury Adjustment Bureau, Inc.
Ralph J. Drabkin                         58           Director of First Central; member of the                        1987
                                                      law firm of Simon, Drabkin & Margulies
Joan M. Locascio                         39           Chief Financial Officer, Treasurer and                          1990
                                                      Director of First Central and First Central
                                                      Insurance
CLASS III DIRECTORS:

             NAME                        AGE                        PRINCIPAL OCCUPATION                         DIRECTOR SINCE
--------------------------------      ---------     -----------------------------------------------------      ------------------
Andrew W. Attivissimo                    57           Chairman, President, Chief Executive                            1997
                                                      Officer, Chief Operating Officer and
                                                      Director of First Central and First Central
                                                      Insurance
Harvey Jacobs                            54           Director of First Central; Attorney                             1996




CLASS I DIRECTORS

         SAUL ERDMAN became a director of First Central in September 1993. From 1982 to February 1993, Mr. Erdman was the sole stockholder and President of Seven-Up Bottling Co. of Rhode Island. Mr. Erdman is a consultant to major soft drink companies in the northeastern United States.

         HERBERT V. FRIEDMAN became a director of the First Central Insurance in November 1981. Mr. Friedman was elected as a director of First Central in June 1991. Mr. Friedman is a retired insurance broker and formerly devoted his time to Herbert V. Friedman, Inc., a company wholly owned by the Friedman family which specializes in placing and administering group insurance coverage.

         MARTIN J. SIMON served as the President and Chairman of First Central Insurance from August 1980 to October 1996 and as Chairman, President and Chief Executive Officer of First Central from June 1983 to February 1997. From 1943 through 1967, Mr. Simon practiced law as an individual practitioner. Since 1968 he has been a senior partner of the law firm of Simon, Drabkin & Margulies. Between 1947 and 1955, Mr. Simon co-owned and operated a New York licensed insurance agency. Since 1955, Mr. Simon has solely owned and operated several insurance agencies licensed by the State of New York. Included among them are:
Simon General Agency, Inc., a general insurance agency, Simon Commercial Corp. a property and casualty agency which is the largest shareholder of First Central; Simon Agency International, Ltd., an excess and surplus lines insurance agency; and Simon Life Agency, Inc., a life insurance agency. Mr. Simon is a director of Continental Bank and Winston Resources Inc. See "Certain Relationships and Related Transactions."

CLASS II DIRECTORS

         JOSEPH P. CIORCIARI became a director of First Central in June 1990. From September 1985 to June 1987, Mr. Ciorciari was employed by First Central Insurance as a commercial lines underwriter. In July 1993, Mr. Ciorciari was elected director of Mercury and is the President of Mercury. Mr. Ciorciari is the husband of Martin J. Simon's niece.

         RALPH J. DRABKIN became a director of First Central in March 1987. Mr. Drabkin has engaged in the practice of law in New York City since his admission to the New York Bar in 1963. Mr. Drabkin is Mr. Simon's law partner and a member of the law firm of Simon, Drabkin & Margulies. Mr. Drabkin is the presiding Village Justice of the Village of Woodsburgh, New York. See "Certain Relationships and Related Transactions."

         JOAN M. LOCASCIO became a director of First Central Insurance and a director of First Central in June 1990. Ms. Locascio oversees the financial accounting operations of First Central and is First Central's Chief Financial Officer. From July 1993 to April 1995 Ms. Locascio served as a director of Mercury. Ms. Locascio served as both First Central Insurance's and First Central's Controller from October 1986 to November 1993. In June 1990, she was elected Treasurer and a director of First Central and First Central Insurance. In April 1992, she became a Vice President of First Central and First Central Insurance. Ms. Locascio served as Secretary of Simon Commercial Corp. from 1991 until April 1995.

         HARVEY MASS has been a director of First Central Insurance since August 1980 and a director of First Central since June 1983. From September 1988 until June 1994, Mr. Mass served as a director of Mercury. In October 1985 he was elected as a Vice President of both First Central and First Central Insurance. From 1973 to December 1991, Mr. Mass served as Vice President and production manager of Simon General Agency, Inc.

CLASS III DIRECTORS

         ANDREW W. ATTIVISSIMO was elected as President and Chief Operating Officer of First Central and First Central Insurance and as a director of First Central Insurance on October 31, 1996. On February 12, 1997, Mr. Attivissimo was elected as Chairman and Chief Executive Officer of First Central and First
Central Insurance and on March 26, 1997, Mr. Attivissimo was appointed as a director of First Central. For more than five years prior to joining First Central, Mr. Attivissimo was President of Empire Insurance Group.

         HARVEY JACOBS became a director of First Central and First Central Insurance in October 1996. For more than the past five years, Mr. Jacobs has practiced law as a sole practitioner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Louis V. Siracusano, who resigned as a director of First Central in March 1997, was a member of First Central's Compensation Committee. Mr. Siracusano is a senior partner of the law firm of McKenna, Siracusano, Fehringer & Chinese which performs subrogation and claims defense services for the Insurance Company. During 1996, the Insurance Company paid aggregate fees of $410,000 to this firm. Seymour D. Uslan, who resigned as a director of First Central in September 1996, was also a member of First Central's Compensation Committee. Mr. Uslan served without remuneration as Vice President of First Central and First Central Insurance from August 1980 and June 1983, respectively, until August 1985.

DIRECTOR NOMINATION ARRANGEMENT

         Pursuant to an agreement between First Central and Mr. Simon dated February 12, 1997, if Mr. Simon is in good health and beneficially owns 75% of such number of shares of Common Stock as he owned on such date, the Board of Directors will nominate and recommend Mr. Simon for election to the Board at the 1998 Annual Meeting of Shareholders. See "Executive Compensation -- Employment."

IDENTIFICATION OF EXECUTIVE OFFICERS

See Item 4A.  "Executive Officers of the Registrant."

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by the Commission's regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal year 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth certain information concerning compensation paid or accrued in 1996 to the Chief Executive Officer of First Central and the four executive officers whose total salary and bonus in 1996 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION
                                                              -----------------------------
                                                                                                          ALL OTHER
       NAME AND PRINCIPAL POSITION                YEAR          SALARY ($)      BONUS ($)           COMPENSATION ($) (1)
------------------------------------------    ------------    --------------   ------------        -----------------------
Martin J. Simon,                                  1996              211,608         13,000                   --
  President, Chief Executive Officer              1995              242,258         12,000                   --
  and Chairman (2)                                1994              211,400         12,000                   --

Joel I. Dollinger,                                1996              158,667         10,287                    189
  Executive Vice President (3)                    1995              139,287          9,500                  3,818
                                                  1994              117,753          8,500                  5,146

Allan R. Goodman,                                 1996              157,267         10,287                    189
  Vice President (3)                              1995              137,077          9,500                  3,847
                                                  1994              120,790          8,500                  5,308

Harvey Mass,                                      1996              139,413         10,287                    189
  Senior Vice President                           1995              126,354          9,500                  3,401
                                                  1994              111,047          8,500                  4,786

Raymond F. Brancaccio,                            1996              115,995          6,500                    155
  Vice President and Secretary                    1995              104,375          9,500                  3,401
                                                  1994               91,067          8,500                  4,786

-------------------

(1) Company  contribution  made under First Central  Financial's  Profit Sharing
    Plan
(2) As of February 12, 1997, no longer  employed by First Central
(3) As of March 12, 1997, no longer employed by First Central.

         The following table sets forth the value of options and warrants to purchase Common Stock held by the executive officers identified in the Summary Compensation Table above at December 31, 1996.

                                       FISCAL YEAR END OPTION/WARRANT VALUES

                                                                                           VALUE OF UNEXERCISED
                                                                                               IN-THE-MONEY
                                       COMMON STOCK UNDERLYING UNEXERCISED                 OPTIONS/WARRANTS AT
                                      OPTIONS/WARRANTS AT DECEMBER 31, 1996                 DECEMBER 31, 1996
     NAME                                  EXERCISABLE/UNEXERCISABLE(#)              EXERCISABLE/UNEXERCISABLE($)(1)
    -----                                  ---------------------------               -------------------------------
Martin J. Simon                                  37,500/12,500                                     0/0
Allan R. Goodman                                 10,000/0                                          0/0
Joel I. Dollinger                                20,000/0                                          0/0
Harvey Mass                                      20,000/0                                          0/0
Raymond F. Brancaccio                            20,000/0                                          0/0


------------
(1) Based on the closing price of First Central's Common Stock on the American Stock Exchange on December 31, 1996.

EMPLOYMENT/TERMINATION AGREEMENTS

         Martin J. Simon resigned as Chairman and Chief Executive Officer of First Central and First Central Insurance on February 12, 1997. On such date, Mr. Simon entered into a consulting agreement with First Central which also provided for the termination of his employment agreement with First Central. The consulting agreement provides for Mr. Simon to render consulting services to First Central for which he will be paid at the rate of $104,000 per annum during the period from March 1, 1997 through December 31, 1999. In the event of Mr. Simon's death such payments are to be paid to his beneficiary. Through December 31, 1999, First Central will pay for group medical insurance coverage for Mr. Simon and his family, and will provide Mr. Simon with an office. If Mr. Simon is in good health and beneficially owns 75% of such number of shares of Common Stock as he owned on February 12, 1997, the Board of Directors will nominate and recommend Mr. Simon for election to the Board at the 1998 Annual Meeting of Shareholders. Mr. Simon and First Central agreed to mutual releases not including acts constituting willful misconduct, intentionally wrongful acts, or conduct constituting criminal behavior.

         Mr. Simon's employment agreement was effective January 1, 1994, and would have expired on December 31, 1998. The agreement provided for an annual base salary of $190,000, or such greater amount as the Board of Directors determined, and for Mr. Simon to receive amounts payable under incentive or bonus plans adopted by First Central for the benefit of senior executives. In the event of

Mr. Simon's disability, compensation at the above rate would have been payable for three years from the date of such disability. The agreement also provided for the payment of a benefit to Mr. Simon's beneficiary in the event of his death while employed by First Central.

         Raymond F. Brancaccio and Harvey Mass each entered into employment agreements with First Central effective May 1, 1994. The term of each of the agreements is three years, expiring on April 30, 1997. The agreements each provide for an annual base salary and for such executives to receive amounts payable under incentive or bonus plans adopted by First Central for the benefit of senior executives. The base salaries for each executive during the years ended April 30, 1995, 1996 and 1997, respectively, are as follows: Mr. Brancaccio, $95,014, $105,414, $118,414; and Mr. Mass, $114,086, $124,486,
$137,486. In the event of disability (defined as the inability to perform duties for a period of six consecutive months or for an aggregate of nine months in any consecutive twelve month period) compensation is payable for twelve months from the date of such disability. The agreements also provide for the payment of a benefit to the respective executive's beneficiary in the event of death while employed by First Central. Such benefit is payable periodically during the year after the executive's death (less any period that the executive received disability payments if he dies while disabled) and will equal the sum, during such period, of (i) the executive's then current base salary and (ii) an amount equal to the cost of health insurance under the Company's health insurance plans.

         Joel I. Dollinger and Allan R. Goodman each resigned from their positions with First Central and First Central Insurance effective March 12, 1997. Mr. Dollinger and Mr. Goodman each entered into an agreement with First Central which provides for the termination of their respective employment agreement with First Central and for the continued payment of their base salary through April 30, 1997. The base salaries under their employment agreements during the years ended April 30, 1995, 1996 and 1997, respectively, were as follows: Mr. Dollinger, $130,256, $140,656, $153,656; Mr. Goodman, $127,402,
$137,802, $150,802. The employment agreements were otherwise identical to those of Mr. Brancaccio and Mr. Mass described above.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information at April 10, 1997 (unless otherwise indicated), with respect to shares of Common Stock beneficially owned by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock:

                     NAME AND ADDRESS                                 AMOUNT AND NATURE OF                PERCENT OF
                    OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP(1)                CLASS
-----------------------------------------------------              ---------------------------           ------------
Martin J. Simon......................................                      1,223,077 (2)                     20.3
         266 Merrick Road
         Lynbrook, New York 11563

FMR Corp ............................................                        598,700 (3)                     10.0
         82 Devonshire Street
         Boston, Massachusetts 02109

Dimensional Fund Advisors ...........................                        368,200 (4)                      6.2
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401



         The following table sets forth certain information at April 10, 1997 as to shares of Common Stock beneficially owned by First Central's directors, the Chief Executive Officer, the other four executive officers identified in the Summary Compensation Table above and the directors and executive officers of First Central as a group:

                                                                          AMOUNT AND NATURE OF             PERCENT OF
                   NAME OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP(1)             CLASS
--------------------------------------------------------               ---------------------------         ---------
Andrew W. Attivissimo...................................                             0                          -
Raymond F. Brancaccio...................................                         2,286(5)                       *
Joseph P. Ciorciari.....................................                         1,311(6)                       *
Joel I. Dollinger.......................................                        10,200(7)                       *
Ralph J. Drabkin........................................                        54,400(8)                       *
Saul Erdman.............................................                        58,205                          *
Herbert V. Friedman.....................................                        33,003                          *
Allan R. Goodman........................................                         1,800(9)                       *
Harvey Jacobs...........................................                             0                          -
Joan M. Locascio........................................                           532                          *
Harvey Mass.............................................                        75,127(10)                     1.3
Martin J. Simon.........................................                     1,223,077(2)                     20.3
All executive officers and directors
     as a group (12 persons)............................                     1,459,941(11)                    24.2

-----------------
*     Less than one percent


(1) Except to the extent otherwise indicated, to the best of First Central's knowledge, each of the indicated persons or entities exercises sole voting and investment power with respect to all shares beneficially owned by him.

(2) Includes 934,382 shares owned by Simon Commercial Corp., 41,263 shares owned by Simon General Agency, Inc., 26,100 shares owned by Simon Agency International, Ltd. and 15,107 shares owned by Simon Life Agency Inc. Mr. Simon has sole voting and investment power with respect to such shares. Also includes 37,500 shares issuable upon exercise of currently exercisable stock options.

(3) Based upon data set forth in a Schedule 13G filed by FMR Corp. in February 1996 with the Securities and Exchange Commission. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of such shares.

(4) Based upon data set forth in a Schedule 13G filed in February with the Securities and Exchange Commission by Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor. Dimensional is deemed to have beneficial ownership of 368,200 shares of First Central stock as of December 31, 1996, all of which are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(5)      Jointly owned by Mr. Brancaccio and his spouse.

(6) Includes 1,076 shares which are jointly owned by Mr. Ciorciari and his spouse. Mr. and Mrs. Ciorciari may be deemed to share the voting and investment powers with respect to such shares. Also includes 135 shares held by Mr. and Mrs. Ciorciari as custodian for their children and 100 shares owned by a child of Mr. and Mrs. Ciorciari.

(7) Includes 200 shares held by Mr. Dollinger's spouse as custodian for Mr. and Mrs. Dollinger's children, as to which Mr. Dollinger disclaims beneficial ownership. Mr. Dollinger resigned from First Central effective March 12, 1997.

(8) Jointly owned by Mr. Drabkin and his spouse. Mr. and Mrs. Drabkin may be deemed to share the voting and investment powers with respect to such shares.

(9) Includes 1,300 shares held by Mr. and Mrs. Goodman as custodians for their children, as to which Mr. Goodman disclaims beneficial ownership. Mr. Goodman resigned from First Central effective March 12, 1997.

(10) Includes 39,362 shares jointly owned by Mr. Mass and his spouse. Mr. and Mrs. Mass may be deemed to share the voting and investment powers with respect to such shares. Also includes 820 shares owned by Mrs. Mass as to which Mr. Mass disclaims beneficial ownership.

(11)     Includes   37,500   shares   issuable  upon  exercise  of  a  currently
         exercisable option.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Simon Agency of New York ("Simon New York") is a general insurance agency owned by Sheryl Harwood, Joan Dollinger and Audrey Goodman who are Martin
J. Simon's daughters. Mrs. Dollinger and Mrs. Goodman are the spouses of Joel I. Dollinger and Allan R. Goodman, respectively. Mr. Dollinger and Mr. Goodman resigned as Executive Vice President and Vice President respectively, of First Central and First Central Insurance in March 1997. During 1996, premiums written by Simon New York amounted to approximately 14.2% of the direct gross premiums written by First Central Insurance. At December 31, 1996, the commissions earned by Simon New York from business placed with First Central Insurance during 1996 were approximately $1,610,000. These commissions are at a rate comparable to those paid by First Central Insurance to unrelated agents. Effective December 1, 1995 through November 1996, Simon New York had a lease for 3,900 square feet of office space in the Building. Since December 1, 1996, Simon New York has occupied such space on a month-to-month basis. Rent received from Simon New York in 1996 was approximately $76,800.

         Mr. Simon and Ralph J. Drabkin are senior partners of Simon, Drabkin & Margulies which performs subrogation and claims defense services for First Central Insurance. During 1996, First Central Insurance paid aggregate fees of approximately $792,000 to this firm.

         Louis V. Siracusano resigned as a director of First Central in March 1997. Mr. Siracusano is a senior partner of the law firm McKenna, Siracusano, Fehringer & Chinese which performs subrogation and claims defense services for First Central Insurance. During 1996, First Central Insurance paid aggregate fees of $410,000 to this firm.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

             (a) The following documents are filed as part of this report:

                  (1)      Financial Statements:

                           Independent Auditor's Report

                           Consolidated Balance Sheets at December 31, 1996 and 1995

                           Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

                           Schedule III  Supplementary Insurance Information

                           Schedule IV   Reinsurance

                           Schedule V    Valuation and Qualifying Accounts

                           Schedule VI   Supplemental   Information   Concerning
                                         Property-Casualty Insurance Operations

                  (3)      Exhibits:

Exhibit
   No.                                Description
  ---                                ------------
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

 10.6 Form of Indemnity Agreement (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.20 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.7 Agreement of Tax Allocation between First Central and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.21 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.8 Property Facultative Automatic Reinsurance Agreement between First Central Insurance and North American Reinsurance Corp., effective January 1, 1993 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.22 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.9 Stock Option, dated September 10, 1993, granted to Martin J. Simon by First Central (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.31 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.10 Software License Agreement, dated May 4, 1994, between the Wheatley Group, Ltd. and First Central Insurance (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.33 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.11 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.34 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.12 Endorsement No. 1 of Agreement No. 3522-01002 Multiple Line Excess of Loss Reinsurance Agreement between First Central Insurance and National Reinsurance Corporation, dated January 1, 1994 (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.35 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.13 Investment Advisory Agreement, dated June 30, 1994 between First Central Insurance and Cramer Rosenthal McGlynn, Inc. (a copy of which was filed with the Commission on August 15, 1994 as Exhibit 10.36 to
         First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

 10.14 Contract of Sale, dated October 18, 1994 between Lynbrook Court Associates and First Central Insurance (a copy of which was filed with the Commission on March 31, 1994 as Exhibit 10.37 to First Central's Quarterly Report on Form 10-Q and is hereby incorporated by this reference).

*10.15 Stock Option, dated October 31, 1996, granted to Andrew W. Attivissimo by First Central.

*10.16 Employment Agreement, dated as of October 31, 1996 between Andrew W. Attivissimo and First Central.

*10.17 Endorsement No. 1 of Multiple Line Excess of Loss Reinsurance Agreement No. 3522-01003 between First Central Insurance and National Reinsurance Corporation.

*10.18 Endorsement No. 2 of Multiple Line Excess of Loss Reinsurance Agreement No. 3522-01003 between First Central Insurance and National Reinsurance Corporation.

*10.19   Commercial   Umbrella   Liability   Quota  Share  and  Excess  of  Loss
         Reinsurance Agreement, AR 6245, between First Central Insurance Company and Continental Casualty Company.

*11      Computation of Per Share Earnings.

*12      Computation of Ratio of Earnings to Fixed Charges.

 21 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1 Reg. No. 33-25264).

*23      Consent of McGladrey & Pullen, LLP.

*27      Financial Data Schedule.

-------------------------
*    filed herewith

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the last quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CENTRAL FINANCIAL CORPORATION

                               BY:   /s/ Andrew W. Attivissimo
                                  ------------------------------------
April 14, 1997                     Andrew W. Attivissimo,  Chairman, President,
                                   Chief Executive Officer and Chief Operating
                                   Officer (Principal Executive Officer)


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

             SIGNATURE                                      TITLE                                     DATE
             ---------                                      -----                                     ----

                                              Chairman, President, Chief Executive                April 14, 1997
/s/ Andrew W. Attivissimo                     Officer, Chief Operating Officer,
-------------------------------------         and Director
Andrew W. Attivissimo


/s/ Joseph P. Ciorciari                       Director                                            April 14, 1997
-------------------------------------
Joseph P. Ciorciari


/s/ Ralph J. Drabkin                          Director                                            April 14, 1997
-------------------------------------
Ralph J. Drabkin


                                              Director                                            April   , 1997
-------------------------------------
Saul Erdman


/s/ Herbert V. Friedman                       Director                                            April 14, 1997
-------------------------------------
Herbert V. Friedman


/s/ Harvey Jacobs                             Director                                            April 14, 1997
-------------------------------------
Harvey Jacobs


/s/ Joan M. Locascio                          Chief Financial Officer, Treasurer, (Chief          April 14, 1997
-------------------------------------         Financial and Accounting Officer), Vice
Joan M. Locascio                              President and Director


/s/ Harvey Mass                               Senior Vice President and Director                  April 14, 1997
-------------------------------------
Harvey Mass


/s/ Martin J. Simon                           Director                                            April 14, 1997
-------------------------------------
Martin J. Simon


                      [McGladrey & Pullen, LLP Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
First Central Financial Corporation
Lynbrook, New York

We have audited the accompanying consolidated balance sheets of First Central Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Central Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has incurred significant losses from operations and its capital has been reduced to a level which allows the New York State Insurance Department authority to take regulatory action. The Company, after discussions with the New York Insurance Department has agreed not to write any new business. In addition the New York Insurance Department has requested that the Company prepare a comprehensive plan detailing how the Company plans on improving its financial condition. A.M. Best & Co. Inc., one of the predominant services engaged in the industry-wide rating of insurers and reinsurers, amended the rating of First Central Insurance Company from a B++ to a D (very vulnerable). In addition, unless First Central Financial Corporation is able to obtain financial resources, the Company will be unable to satisfy its sinking fund requirement with respect to its 9% convertible subordinated debentures. These issues raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note 18 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP


New Haven, Connecticut
February 25, 1997, except for
  Notes 1 and 18 as to which the date
  is March 24, 1997

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31              DECEMBER 31
                                                                                                   1996                     1995
                                                                                            ----------------------------------------
ASSETS
Investments (Note 3)
 Securities available-for-sale, at market value:
   Fixed maturities (amortized cost 1996 - $79,563,688;
   1995 - $35,181,479)                                                                        $  79,279,962           $  35,640,019
   Equity securities (cost; 1996 - $17,230,459; 1995 -
$28,011,278)                                                                                     18,814,702              28,704,546
 Fixed maturities securities held-to-maturity at amortized cost
   (market 1995 - $33,693,837)                                                                         --                33,415,757
 Short-term investments, at cost, which approximates market                                      10,216,742               2,918,369
                                                                                            ----------------------------------------
    Total Investments                                                                           108,311,406             100,678,691

Cash                                                                                              4,112,441               1,499,829
Accrued investment income                                                                         1,379,187                 835,720
Agents' balances, less allowance for doubtful accounts
 (1996 - $3,554,074; 1995 - $1,554,074 (Note 7)                                                  11,607,913              17,871,850
Reinsurance receivables on unpaid losses (Note 4)                                                18,767,712              19,541,811
Reinsurance receivables on paid losses                                                              466,480                 817,681
Prepaid reinsurance premiums                                                                      5,358,744               8,206,455
Federal income taxes recoverable                                                                  4,092,473               2,467,225
Other receivables                                                                                   184,429                 333,234
Deferred policy acquisition costs (Note 5)                                                        4,541,520               6,351,976
Deferred debenture costs                                                                            280,807                 438,603
Deferred income taxes (Note 6)                                                                    2,950,000               4,465,000
Property and equipment less accumulated depreciation
 (1996 - $1,323,113; 1995 - $1,639,866) (Note 13)                                                 4,400,192               4,523,949
Other assets                                                                                        645,027                 428,325
                                                                                            ----------------------------------------
                                                                                              $ 167,098,331           $ 168,460,349
                                                                                            ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy Liabilities (Note 8)
  Unpaid losses                                                                               $  97,436,974           $  78,887,340
  Unpaid loss adjustment expenses                                                                 9,357,095               7,749,141
  Unearned premiums                                                                              31,339,850              36,295,661
                                                                                            ----------------------------------------
    Total Policy Liabilities                                                                    138,133,919             122,932,142

Funds held for reinsurance treaty                                                                 2,610,641               3,704,947
Reinsurance payable (Note 4)                                                                        785,104               1,393,663
Convertible subordinated debentures (Note 12)                                                     4,900,000               6,330,000
Other liabilities                                                                                 1,172,527                 761,988
                                                                                            ----------------------------------------
     Total Liabilities                                                                          147,602,191             135,122,740
                                                                                            ----------------------------------------
Commitments and contingencies (Notes 4, 13 and 16)
Shareholders'  Equity (Notes 3, 9, 10, 12, and 14)
 Common Stock,  par value $.10 per share authorized --
  20,000,000 shares; issued (1996 -- 6,589,012 shares;
  1995 - 6,589,012 shares)                                                                          658,902                 658,902
 Additional paid-in capital                                                                      13,209,395              13,209,395
 Net unrealized appreciation on securities
  available-for-sale, net of deferred taxes
  (1996 -- $532,000; 1995 -- $392,000)                                                              768,517                 759,806
 Retained earnings                                                                                8,990,468              22,826,898
                                                                                            ----------------------------------------
                                                                                                 23,627,282              37,455,001
Less treasury stock, at cost (1996 -- 602,404 shares;
 1995 - 600,404 shares)                                                                          (4,131,142)             (4,117,392)
                                                                                            ----------------------------------------
    Total Shareholders' Equity                                                                   19,496,140              33,337,609
                                                                                            ----------------------------------------
                                                                                              $ 167,098,331           $ 168,460,349
                                                                                            ========================================

See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Years Ended December 31
                                                                --------------------------------------------------------------------
                                                                              1996                   1995                   1994
                                                                --------------------------------------------------------------------
REVENUES
Premiums written - Direct (Note 7)                                       $ 56,712,187           $ 72,293,513           $ 65,592,939
Reinsurance ceded (Note 4)                                                 (9,908,347)           (21,725,782)           (10,162,490)
                                                                --------------------------------------------------------------------
      Net Premiums Written                                                 46,803,840             50,567,731             55,430,449
Decrease (increase) in unearned premiums                                    2,108,100              2,466,212             (5,369,722)
                                                                --------------------------------------------------------------------
      Net Premiums Earned                                                  48,911,940             53,033,943             50,060,727
Net investment income (Note 3)                                              5,000,496              4,904,755              4,783,872
Realized gain on investments (Note 3)                                       1,909,211              1,100,200                950,898
Claims adjusting revenues                                                     935,954                653,714                469,228
Rental income                                                                 259,320                204,690                   --
                                                                --------------------------------------------------------------------
      Total Revenues                                                       57,016,921             59,897,302             56,264,725
                                                                --------------------------------------------------------------------
EXPENSES
Losses                                                                     38,782,310             34,724,208             23,514,168
Loss adjustment expense (Notes 7 and 8)                                     9,934,964              7,337,057              6,109,775
Policy acquisition costs (Note 5)                                          12,309,853             12,691,206             12,813,100
Interest expense                                                              513,266                606,619                641,696
Provision for doubtful accounts                                             3,592,223                695,865              1,056,557
Other operating expenses                                                    5,913,502              4,437,794              4,469,784
                                                                --------------------------------------------------------------------
      Total Expenses                                                       71,046,118             60,492,749             48,605,080
                                                                --------------------------------------------------------------------
Income (Loss) Before Income Taxes (Benefit)                               (14,029,197)              (595,447)             7,659,645
Income Taxes (Benefit) (Note 6)                                              (917,000)              (956,000)             1,943,500
                                                                --------------------------------------------------------------------
          Net Income (Loss)                                              $(13,112,197)              $360,553           $  5,716,145
                                                                ====================================================================
Per Share Data:
 Primary:
  Net Income (Loss)                                                      $      (2.19)          $       0.06           $       0.97
                                                                         ============           ============           ============
 Fully Diluted:
  Net Income (Loss)                                                      $      (2.19)          $       0.06           $       0.90
                                                                         ============           ============           ============
 Cash Dividends Declared                                                 $       0.12           $       0.12           $      0.105
                                                                         ============           ============           ============








See Notes to Consolidated Financial Statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                                     NET UNREALIZED
                                                                                                    NET UNREALIZED    (DEPRECIATION)
                                                                                     ADDITIONAL      APPRECIATION    APPRECIATION ON
                                                             COMMON STOCK             PAID-IN         ON EQUITY         SECURITIES
                                                       SHARES           AMOUNT        CAPITAL        SECURITIES      AVAILABLE-FOR-
                                                                                                                         SALE
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993                      6,384,205      $   638,421      $11,988,787      $(103,712)             $--

Add (deduct):
 Net income
 Cash dividends declared (.105 per
  share)
 Purchase shares of treasury stock
 Increase in unrealized depreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                    (5,741,161)
 Issuance of additional shares                       192,307           19,231        1,150,764
 Adoption of SFAS No. 115 (Note 3)                                                                    103,712          (88,712)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                      6,576,512          657,652       13,139,551           --         (5,829,873)

Add (deduct):
 Net income
 Cash dividends declared (.12 per
  share)
 Purchase shares of treasury stock
 Decrease in unrealized depreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                     6,589,679
 Issuance of additional shares                        12,500            1,250           69,844
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                      6,589,012          658,902       13,209,395           --            759,806

Add (deduct):
 Net loss
 Cash dividends declared (.12 per
  share)
 Purchase shares of treasury stock
 Increase in unrealized appreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                         8,711
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                      6,589,012      $   658,902      $13,209,395      $    --        $   768,517
====================================================================================================================================



                                                                RETAINED                   TREASURY STOCK
                                                                EARNINGS              SHARES         AMOUNT                TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993                                  $ 18,108,824         566,204        $(3,878,504)        $ 26,753,816

Add (deduct):
 Net income                                                       5,716,145                                               5,716,145
 Cash dividends declared (.105 per
  share)                                                           (635,174)                                               (635,174)
 Purchase shares of treasury stock                                                    6,200            (40,638)             (40,638)
 Increase in unrealized depreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                         (5,741,161)
 Issuance of additional shares                                                                                            1,169,995
 Adoption of SFAS No. 115 (Note 3)                                                                                           15,000
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994                                    23,189,795         572,404         (3,919,142)          27,237,983

Add (deduct):
 Net income                                                         360,553                                                 360,553
 Cash dividends declared (.12 per
  share)                                                           (723,450)                                               (723,450)
 Purchase shares of treasury stock                                                   28,000           (198,250)            (198,250)
 Decrease in unrealized depreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                          6,589,679
 Issuance of additional shares                                                                                               71,094
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                                    22,826,898         600,404         (4,117,392)          33,337,609

Add (deduct):
 Net loss                                                       (13,112,197)                                            (13,112,197)
 Cash dividends declared (.12 per
  share)                                                           (724,233)                                               (724,233)
 Purchase shares of treasury stock                                                    2,000            (13,750)             (13,750)
 Increase in unrealized appreciation on
  securities available-for-sale net of
  deferred taxes                                                                                                              8,711
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                  $  8,990,468         602,404        $(4,131,142)        $ 19,496,140
====================================================================================================================================

See Notes to Consolidated Financial Statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED DECEMBER 31
                                                                          ---------------------------------------------------------
                                                                                         1996                1995            1994
                                                                          ---------------------------------------------------------
OPERATING ACTIVITIES

Net Income (loss)                                                                      $(13,112,197)   $    360,553    $  5,716,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of deferred policy acquisition costs                                       6,351,976       7,339,084       6,451,030
  Provision for depreciation and amortization                                               664,625         609,227         518,419
  Provision for losses on uncollectible receivables                                       3,592,223         695,865         318,356
  Net realized investment gains                                                          (1,909,211)     (1,100,200)       (950,898)
  Provision for deferred federal income taxes                                             1,374,997      (1,580,000)     (1,002,000)
  Change in operating assets and liabilities:
    (Increase) decrease  in accrued investment income                                       (543,467)        108,750       (102,492)
    Change in agents' balances and unearned premiums                                       (379,492)     (2,126,712)      1,198,641
    Change in unpaid losses, unpaid loss adjustment expenses, and
    reinsurance recoverable                                                              21,282,888      17,593,650      11,423,279
   Deferred policy acquisition costs                                                     (4,541,520)     (6,351,976)     (7,339,084)
   Other items, net                                                                      (2,168,286)     (2,029,992)        704,574
                                                                          ----------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            10,612,536      13,518,249      16,935,970
                                                                          ----------------------------------------------------------
INVESTING ACTIVITIES

Purchases of fixed maturities                                                           (72,350,090)    (80,118,996)    (18,183,594)
Sales and maturities of fixed maturities                                                 60,614,645      54,768,768      18,452,975
Purchases of equity securities                                                          (11,446,117)    (17,574,355)    (34,367,822)
Sales of equity securities                                                               24,711,117      29,587,427      22,148,307
Net (purchases) sales of short-term investments                                          (7,298,373)      5,840,995      (4,006,878)
Purchases of property and equipment                                                         (63,124)     (3,571,521)       (542,577)
Deposit on purchase of building                                                                --              --          (401,000)
                                                                          ----------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                (5,831,942)    (11,067,682)    (16,900,589)
                                                                          ----------------------------------------------------------
FINANCING ACTIVITIES

Principal payments on convertible subordinated debentures                                (1,430,000)       (425,000)     (1,060,000)
Principal payments on capital lease obligations                                                --           (84,744)       (159,681)
Cash dividend paid                                                                         (724,232)       (723,450)       (635,174)
Proceeds from issuance of shares of common stock                                               --            71,094       1,169,995
Purchase of shares of common stock for the treasury                                         (13,750)       (198,250)        (40,638)
                                                                          ----------------------------------------------------------
    NET CASH USED IN FINANCING ACTIVITIES                                                (2,167,982)     (1,360,350)       (725,498)
                                                                          ----------------------------------------------------------
 INCREASE (DECREASE) IN CASH                                                              2,612,612       1,090,217        (690,117)

CASH AT BEGINNING OF YEAR                                                                 1,499,829         409,612       1,099,729
                                                                          ----------------------------------------------------------
CASH AT END OF YEAR                                                                    $  4,112,441    $  1,499,829    $    409,612
                                                                          ==========================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments (receipts) for:
        Interest                                                                       $    566,000    $    624,000    $    681,000
                                                                          ==========================================================
        Income Taxes, net of refund of $1,700,000 in 1996                              $   (630,000)   $  2,934,000    $  2,102,000
                                                                          ==========================================================


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

As more fully described in Note 18 "Going Concern Uncertainty and Liquidity", the New York Insurance Department has requested First Central to submit and implement a plan designed to improve operations and raise additional capital. On March 10, 1997, pending implementation of the plan and raising additional capital, First Central Insurance has ceased the writing of new insurance business. However, First Central Insurance will continue to process renewals and service its existing business.

First Central Insurance receives a significant portion of its business from a general agent who is deemed to be a related party (see Note 7) and one other who is not a related party accounting for 9.9% in 1996, 11.4% in 1995 and 9.7% in 1994 of premiums written. The loss of the business relationship that First Central Insurance has with either of these two general agents could have a materially adverse effect upon its future operations.

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

Accounting Estimates: Management considers available facts and knowledge of existing circumstances when establishing estimated amounts included in the financial statements. While it does not generally expect significant near-term changes in estimated amounts reflected in the accompanying consolidated financial statements, operating in the insurance industry requires management to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are (1) salvage and subrogation, (2) fair values of investments in securities and other financial instruments, (3) policy liabilities, (4) deferred policy acquisition costs, (5) allowance for doubtful accounts, (6) reinsurance recoverables, and (7) asset impairment. Estimates regarding all of the preceding are inherently subject to change and are reassessed by management as of each reporting date.

Risks and Uncertainties: The operating results and financial condition of First Central as a whole and, in particular of First Central Insurance, are affected by numerous factors and circumstances peculiar to the property and casualty insurance industry, some of which First Central can neither predict nor control. Revenue and profitability trends of First Central Insurance, both generally and within individual business lines, are affected by factors such as (1) volatile and unanticipated adverse loss and expense developments, particularly within lines of business for which losses may not emerge for several years following the year in which the coverage was underwritten; (2) legally-imposed regulatory capital requirements and related limitations on the ability of First Central Insurance to underwrite new insurance business and renew desirable business currently written; (3) the ability of First Central Insurance to enter into suitable reinsurance arrangements; (4) competitive pressures on the pricing of product lines offered by First Central Insurance and the historical cyclicality of its industry as a whole; (5) fluctuations in interest rates, which affect the market value of First Central Insurance's investment portfolio, the income yield of the portfolio and the default and prepayment rates of the portfolio; (6) inflationary pressures which affect the magnitude of losses and loss adjustment expenses; (7) emerging legal precedents and trends which, among other things, may have a significant specific impact on settlement amounts and other circumstances affecting the development of losses and expenses for environmental and other liability lines of business; (8) the occurrence of natural disasters and catastrophic losses of other origin; (9) financial condition ratings of First Central insurance as announced and published by industry rating organizations; (10) general economic conditions and trends which have both direct and indirect affects on the demand for property and casualty insurance; and (11) geographic concentration of writing business primarily in New York.

In addition to the above-described risks and uncertainties affecting property and casualty insurers, First Central and, in particular, First Central Insurance are directly and specifically affected by certain other risks and uncertainties related to and resulting from the present financial condition of First Central Insurance. Such risks and uncertainties are disclosed in the accompanying Note 18 "Going Concern Uncertainty and Liquidity".

Recognition of Premium Revenues: Premiums are recognized as revenue ratably over the terms of the related insurance policies (generally one year). Unearned premiums are calculated using the daily pro-rata basis.

Investment in Debt and Marketable Equity Securities: First Central has investments in debt and marketable equity securities. Debt securities consist primarily of obligations of the U.S. government, state governments and domestic corporations. Marketable equity securities consist primarily of common and preferred stocks that are traded or listed on national exchanges.

FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that management determine the appropriate classification of securities at the date individual investment securities are acquired and that the appropriateness of such classification be reassessed at each balance sheet date. The classification of these securities and the related accounting policies are as follows:

Securities held-to-maturity: Securities classified as held-to-maturity are those debt securities First Central has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premiums or discounts and other-than-temporary declines in fair value.

Securities available-for-sale: Securities classified as available-for-sale are those debt securities that First Central intends to hold for an indefinite period of time but not necessarily to maturity and equity securities not classified as held for trading. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the First Central's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are reported at fair value adjusted for other-than-temporary declines in fair value. Unrealized gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the first-in, first-out method, are included in earnings.

Securities held-for-trading: Trading securities, if any, which are generally held for the short term in anticipation of market gains, are recorded at their fair value. Realized and unrealized gains and losses on trading account assets are recognized in the income statement.

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

Policy Acquisition Costs: Commissions, premium taxes, and other costs that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs are limited to the amounts estimated to be recoverable from the related unearned premiums after giving effect to anticipated losses, loss adjustment expenses, and expenses necessary to maintain the premiums in force, which are based on reasonable groupings of business, consistent with the manner of acquiring, servicing, and measuring the profitability of such business. When the anticipated losses, loss adjustment expenses, and policy maintenance expenses exceed the related unearned premiums, and anticipated investment income, a provision for the indicated deficiency is recorded.

Insurance Liabilities: The liabilities for unpaid losses and loss adjustment expenses represent estimated amounts determined from loss reports and individual cases and an amount, based on past experience of First Central Insurance and comparable industry experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while First Central Insurance believes that the amounts included in the accompanying financial statements are adequate, the ultimate liabilities may vary from the estimated amounts provided. The methods for making such estimates and for establishing the resulting liabilities are continually reviewed by the claims department, and any adjustments are reflected in earnings in the year of change. As of September 1991, First Central Insurance retained an actuarial firm, Stergiou and Gruber Risk Consultants, who on a quarterly basis, reviews loss reserves and prepares annual reports. The liabilities for unpaid losses and loss adjustment expenses are reported net of estimated salvage and subrogation recoverable of approximately, $1,691,000 and $1,663,000 at December 31, 1996 and December 31, 1995, respectively.

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

FASB Statement No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" requires First Central to report estimated reinsurance receivables arising from reinsurance contracts and amounts paid to the reinsurer relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums) separately as assets.

Income Taxes: First Central, First Central Insurance, and Mercury file a consolidated federal income tax return.

Deferred taxes are provided on a liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Amortization and Depreciation: Goodwill, included in other assets, was amortized on a straight-line basis over a period of 40 years. In 1996, due to an impairment in its value, the company expensed unamortized goodwill of approximately $275,000. Amortization of the costs associated with the issuance of the convertible subordinated debentures is provided using the effective interest method (see Note 12). Equipment is recorded at cost and is being depreciated using the straight-line method over periods ranging from five to seven years. Building and improvements are also recorded at cost and are being depreciated using that straight-line method over thirty-nine years.

Income (Loss) Per Share Data: Primary net income per share is based on the weighted average number of shares of common stock and common stock equivalents (warrants and options) outstanding during each year. Fully diluted net income
(loss) per share assumes, the conversion of the convertible subordinated debentures (date of issue September l, l988) except when the effects of such conversion are antidilutive. For the years ended December 3l, 1996, 1995, and l994 the weighted average number of shares used in the primary earnings per share computation were 5,987,373, 6,037,606 and 5,926,401, respectively. For the years ended December 31, 1996, 1995 and 1994 weighted average number of shares used in the fully diluted earnings per share computation were 5,987,373, 6,037,606 and 6,836,758, respectively.

NOTE 3--INVESTMENTS

Since most of First Central's investments consist of securities that are traded in national, regional or secondary securities markets, they are subject to fluctuations in overall market performance and are potentially subject to heightened levels of market risk attributable to issuer, industry, geographic region or other concentrations. Investments in fixed maturity securities subject First Central to credit risk, and concentrations in such securities of single issuers, issuers located in the same geographic region, issuers operating in the same or similar industries, or securities backed by similar collateralizing assets potentially subject First Central to heightened levels of credit risk. First Central's investment portfolio is regularly reviewed and the extent of its diversification is considered in conjunction with other risk management and performance objectives. Management is of the opinion that First Central's investment portfolio as of December 31, 1996 is sufficiently diversified so that First Central is not subject to undue levels of market or credit risk associated with concentrations.

During 1996, First Central reduced its investment in mortgage-backed securities to less than 1% of the carrying amount of the investment portfolio. Other than its limited investment in mortgage-backed securities, First Central does not invest in or otherwise use derivative financial instruments in the management of its investment portfolio. First Central's equity securities portfolio is comprised of issues purchased based on their expected total return potential and not for the purpose of realizing gains on short-term price changes. As of December 31, 1996 and 1995, First Central's investment portfolio included no securities held for trading purposes.

At December 31, 1996, First Central reassessed its ability to hold certain securities to maturity and determined that fixed maturity securities with an amortized cost of $45,284,608 and an estimated market value of $45,019,345 should be reclassified from the "held-to-maturity" category to the "available-for-sale" category because of uncertainties about First Central's ability to hold these securities until their maturity date (see "Note 18 - Going Concern Uncertainty and Liquidity"). The change in classification resulted in the unrealized loss on these securities of $265,263 being recorded as a reduction of the unrealized appreciation on securities available-for-sale component of shareholders' equity.

At December 31, 1996 and 1995, the amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated market values of investments in available-for-sale securities and held-to-maturity securities are summarized as follows:

                                                                                     Gross              Gross             Estimated
                                                               Amortized          Unrealized          Unrealized            Market
                                                                  Cost               Gains             Losses               Value
                                                            ---------------     --------------     ---------------     ------------
Available-for-sale securities at
  December 31, 1996:

Fixed maturity securities:
 U.S. government securities                                  $53,388,815         $   158,995         $   713,152         $52,834,658
 Mortgage backed securities                                      918,305               9,936                --               928,241
 Obligations of states and political
  subdivisions                                                20,337,039             312,931              11,832          20,638,138
 Corporate Obligations                                         4,171,730               4,680              25,007           4,151,403
 Debt securities issued by a foreign
  government                                                     747,799                --                20,277             727,522
                                                             -----------         -----------         -----------         -----------
    Total Fixed Maturities                                    79,563,688             486,542             770,268          79,279,962
Equity securities                                             17,230,459           2,593,312           1,009,069          18,814,702
                                                             -----------         -----------         -----------         -----------
    Total                                                    $96,794,147         $ 3,079,854         $ 1,779,337         $98,094,664
                                                             ===========         ===========         ===========         ===========


                                                                                    Gross                Gross           Estimated
                                                               Amortized          Unrealized           Unrealized          Market
                                                                 Cost               Gains                Losses            Value
                                                          -----------------     ----------------     -----------------  -----------
Available-for-sale securities at
  December 31, 1995:

Fixed maturity securities:
 U.S. government securities                                  $10,184,178         $   195,333         $     5,530         $10,373,981
 Mortgage backed securities                                    3,075,406              29,483                --             3,104,889
 Obligations of states and political
  subdivisions                                                17,572,941             343,054              47,652          17,868,343
 Corporate Obligations                                         4,348,954              82,178             138,326           4,292,806
                                                             -----------         -----------         -----------         -----------
    Total Fixed Maturities                                    35,181,479             650,048             191,508          35,640,019
Equity securities                                             28,011,278           2,355,147           1,661,879          28,704,546
                                                             -----------         -----------         -----------         -----------
    Total                                                    $63,192,757         $ 3,005,195         $ 1,853,387         $64,344,565
                                                             ===========         ===========         ===========         ===========
Held-to-maturity securities at
 December 31, 1995:

Fixed maturity securities:
 U.S. government securities                                  $20,191,262         $    60,742         $       126         $20,251,878
 Obligations of states and political
  subdivisions                                                12,528,495             246,918              11,704          12,763,709
 Debt securities issued by a foreign
  government                                                     696,000                --                17,750             678,250
                                                             -----------         -----------         -----------         -----------
    Total                                                    $33,415,757         $   307,660         $    29,580         $33,693,837
                                                             ===========         ===========         ===========         ===========

The amortized cost and estimated market value of fixed maturities at December 31, 1996, by contractual maturity are shown below. Actual maturities may be different because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Available-for-Sale
                                                  ------------------------------
                                                      Amortized
                                                        Cost        Market Value
                                                  ------------------------------
Due in one year or less                              $ 8,077,790     $ 8,206,057
Due after one year through five years                 30,973,161      30,829,111
Due after five years through ten years                32,340,713      31,877,066
Due after ten years through twenty years               7,007,748       7,182,628
Due after twenty years                                 1,164,276       1,185,100
                                                     -----------     -----------
                                                     $79,563,688     $79,279,962
                                                      ==========     ===========


At December 31, 1996 and 1995, investments in fixed maturity securities carried at an amortized cost of approximately $300,000 were on deposit with regulatory authorities as required by law.

The change in the difference between cost (principally amortized cost of bonds and notes) and estimated market values for fixed maturities and equity securities for 1996, 1995 and 1994 is summarized below:

                                                                               1996                   1995                  1994
                                                                               ----                   ----                  ----
Fixed maturities:
 Estimated market value                                                    $ 79,279,962          $ 69,333,856          $ 40,471,401
 Amortized cost                                                              79,563,688            68,597,236            43,363,752
                                                                           ------------          ------------          ------------
Unrealized appreciation (depreciation)
 at end of year                                                                (283,726)              736,620            (2,892,351)
Unrealized appreciation (depreciation)
 at beginning of year                                                           736,620            (2,892,351)              519,041
                                                                           ------------          ------------          ------------
Change in unrealized
 appreciation (depreciation)                                               $ (1,020,346)         $  3,628,971          $ (3,411,392)
                                                                           ============          ============          ============
Equity securities:
 Estimated market value                                                    $ 18,814,702          $ 28,704,546          $ 32,801,833
 Cost                                                                        17,230,459            28,011,278            38,782,895
                                                                           ------------          ------------          ------------
Unrealized appreciation (depreciation) at end
  of year                                                                     1,584,243               693,268            (5,981,062)
Unrealized appreciation (depreciation) at
  beginning of year                                                             693,268            (5,981,062)             (103,712)
                                                                           ------------          ------------          ------------
Change in unrealized
  appreciation (depreciation)                                              $    890,975          $  6,674,330          $ (5,877,350)
                                                                           ============          ============          ============


The major categories of net investment income are summarized as follows:


                                                                                            YEARS ENDED DECEMBER 31
                                                                        ------------------------------------------------------------
                                                                             1996                   1995                      1994
                                                                        ------------------------------------------------------------
Interest and dividends:
 Fixed maturities                                                       $3,776,339               $3,261,685               $2,513,033
 Equity securities                                                         864,338                1,696,494                2,083,238
 Short-term investments                                                    736,981                  413,103                  342,688
                                                                        ----------               ----------               ----------
 Total interest and dividends                                            5,377,658                5,371,282                4,938,959
 Less investment expenses                                                  377,162                  466,527                  155,087
                                                                        ----------               ----------               ----------
NET INVESTMENT INCOME                                                   $5,000,496               $4,904,755               $4,783,872
                                                                        ==========               ==========               ==========

Purchases and proceeds from sales and redemptions of investment securities, and gross realized gains and losses on sales of investment securities during 1996 and 1995 were as follows:


                                                                                      PROCEEDS ON        GROSS              GROSS
                                                                     PROCEEDS        MATURITIES AND     REALIZED           REALIZED
1996:                                             PURCHASES          ON SALES         REDEMPTIONS        GAINS             LOSSES
------------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
  Fixed maturities                               $72,350,090       $38,174,387       $20,922,822       $   313,465       $   888,342
  Equities                                        11,446,117        24,709,917             1,200         3,436,550           952,370
                                                 -----------       -----------       -----------       -----------       -----------
                                                  83,796,207        62,884,304        20,924,022         3,750,015         1,840,712
Fixed maturities classified
  as held-to-maturity                                   --                --           1,517,436             5,988             6,080
                                                 -----------       -----------       -----------       -----------       -----------
                                                 $83,796,207       $62,884,304       $22,441,458       $ 3,756,003       $ 1,846,792
                                                 ===========       ===========       ===========       ===========       ===========

Included in the gross realized losses for 1996 is $472,136 in other than temporary write-down of securities.

                                                                                       PROCEEDS ON        GROSS              GROSS
                                                                      PROCEEDS       MATURITIES AND     REALIZED           REALIZED
1995:                                              PURCHASES          ON SALES         REDEMPTIONS        GAINS             LOSSES
                                ----------------------------------------------------------------------------------------------------
Securities available-for-sale:
  Fixed maturities                               $48,221,637       $50,341,365       $   927,968       $   890,797       $ 1,038,856
  Equities                                        17,574,355        29,587,427              --           2,404,760         1,163,302
                                                 -----------       -----------       -----------       -----------       -----------
                                                  65,795,992        79,928,792           927,968         3,295,557         2,202,158
Fixed maturities classified
  as held-to-maturity                             31,897,359              --           3,499,435             6,801              --
                                                 -----------       -----------       -----------       -----------       -----------
                                                 $97,693,351       $79,928,792       $ 4,427,403       $ 3,302,358       $ 2,202,158
                                                 ===========       ===========       ===========       ===========       ===========

Included in gross realized losses for 1995 is $555,281 in other than temporary write-down of securities.

In December 1995, a One-Time Reassessment of the Classification of Securities under FASB Statement 115 was implemented, allowing an enterprise to reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassification at fair value. This reclassification must have been completed no later than December 31, 1995. In accordance with this reclassification, on December 4, 1995, First Central Insurance transferred $10,391,000 par value of held-to-maturity securities to the available-for-sale category.

NOTE 4--REINSURANCE

The assets for future policy benefits and losses, claims, and loss adjustment expenses were $18,767,712 and $19,541,811 at December 31, 1996 and 1995,
respectively, for estimated recoveries under reinsurance treaties. Reinsurance recoverable on unearned premium reserves were approximately $5,359,000 and $8,206,000 at December 31, 1996, and 1995, respectively.

Ceded reinsurance premiums were approximately $9,908,000, $21,726,000 and $10,163,000 in 1996, 1995 and 1994, respectively. Ceded reinsurance premiums earned were approximately $12,756,000, $15,493,000 and $9,454,000 for the years ended 1996, 1995, and 1994, respectively. Reinsurance recoveries on loss and loss adjustment expenses incurred were approximately $5,175,000, $1,824,000 and $21,067,000 for 1996, 1995, and 1994, respectively.

Effective January 1, 1993, through December 31, 1995, First Central Insurance reinsures business with limits up to $1,000,000 with a retention level at $200,000. Effective January 1, 1996, First Central Insurance increased its retention level to $250,000 continuing the same level of limits. First Central Insurance also has an excess agreement to reinsure worker's compensation coverage for a total of $2,000,000 and automatic facultative arrangements to reinsure property for a total of $4,500,000.

At December 31, 1996 and 1995, a loss contingency (after deducting funds deposited by or due to such reinsurers) exists with respect to reinsurance receivables and prepaid reinsurance premiums, part or all of which would become an actual loss in the event any of the reinsuring companies are unable, at some later date, to meet their obligations to First Central Insurance under the existing reinsurance agreements.

At December 31, 1995 under the terms of a reinsurance treaty, First Central Insurance was holding escrow trust funds of $13,374 which were included in short-term investments and used for the payment of all applicable reinsured losses and loss adjustment expenses.

At December 31, 1996 and 1995 reinsurance payable totaling $785,104 and $1,393,663, respectively, principally represents premiums due to reinsurance companies in connection with the arrangements described above.

Effective January 1, 1996, endorsement (no. 1) to the Nat Re excess of loss reinsurance agreement reduced First Central's rate used to calculate ceded written premiums and payments due to Nat Re, from 16.92% to 12.31%, for the period January 1, 1996 through June 30, 1996. Beginning July 1, 1996, the rate used to calculate premiums and payments increased to 13.85%, in accordance with the no. 2 endorsement to the policy. In addition, First Central received a contingency commission payment in the amount of $242,798.

During 1995 an endorsement to the reinsurance treaty changed the calculation of reinsurance premiums. The result of this endorsement was a decrease in net premiums written, a decrease in unearned premiums and a liability for funds held for reinsurance treaty of $2,610,641 and $3,704,947 at December 31, 1996 and December 31, 1995, respectively.

Contingent commissions based on First Central Insurance's loss ratio with Swiss Re were earned of $50,777, $62,110 and $91,226 in 1996, 1995, and 1994
respectively.

NOTE 5--POLICY ACQUISITION COSTS

The major components of policy acquisition costs charged to operations are summarized as follows:

                                                                                                 YEARS ENDED DECEMBER 31
                                                                                ----------------------------------------------------
                                                                                        1996             1995                1994
                                                                                 ----------------   ---------------     ------------
Amortization of deferred acquisition costs                                         $ 6,351,976        $ 7,339,084        $ 6,451,030
Other (Commissions, payroll fees, premium taxes, and other
 costs directly related to production of premiums--see Note 7)                       5,957,877          5,352,122          6,362,070
                                                                                   -----------        -----------        -----------
                                                                                   $12,309,853        $12,691,206        $12,813,100
                                                                                   ===========        ===========        ===========

NOTE 6--INCOME TAXES

Income tax expense consists of the following components:


                                                                                        YEARS ENDED DECEMBER 31
                                                               --------------------------------------------------------------------
                                                                       1996                    1995                     1994
                                                               ------------------       -----------------          -----------------
Current:
 U.S. federal                                                     $(2,381,000)               $   540,000                $ 2,862,500
 State and local                                                       89,000                     84,000                     83,000
                                                                  -----------                -----------                -----------
                                                                   (2,292,000)                   624,000                  2,945,500
Deferred, U.S. federal                                              1,375,000                 (1,580,000)                (1,002,000)
                                                                  -----------                -----------                -----------
                                                                  $  (917,000)               $  (956,000)               $ 1,943,500
                                                                  ===========                ===========                ===========

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets at December 31, are presented below:


                                                                                                            DECEMBER 31
                                                                                           -----------------------------------------
                                                                                                   1996                      1995
                                                                                           -----------------           -------------
Deferred Tax Assets:
 Loss reserve discounting                                                                       $6,111,000                $4,669,000
 Unearned premium reserve                                                                        1,767,000                 1,910,000
 Allowance for bad debts                                                                         1,265,000                   534,000
 Other                                                                                              10,000                     2,000
                                                                                                ----------                ----------
Deferred Tax Assets before Valuation
 Allowance                                                                                       9,153,000                 7,115,000
Less Valuation Allowance                                                                         4,028,000                      --
                                                                                                ----------                ----------
Deferred Tax Assets After Valuation Allowance                                                    5,125,000                 7,115,000
                                                                                                ----------                ----------
Deferred Tax Liabilities:
 Deferred policy acquisition costs                                                               1,544,000                 2,159,000
 Net unrealized appreciation on securities
  available-for-sale                                                                               532,000                   392,000
 Salvage and subrogation receivable                                                                 99,000                    99,000
                                                                                                ----------                ----------
   Deferred Tax Liabilities                                                                      2,175,000                 2,650,000
                                                                                                ----------                ----------
   Net Deferred Tax Assets                                                                      $2,950,000                $4,465,000
                                                                                                ==========                ==========

A $4,028,000 valuation allowance has been established with respect to the deferred tax assets at December 31, 1996 because management believes it is more likely than not that the deferred tax assets will not be fully realized.

The following table reconciles the federal statutory income tax rate to First Central's effective income tax rate on income before income taxes:


                                                         1996                          1995                           1994
                                         ------------------------------    ----------------------------  ---------------------------
                                                Amount               %          Amount              %        Amount              %
                                         ------------------------------    ----------------------------  ---------------------------
Income tax computed at statutory
 tax rate                                    $(4,770,000)            34    $  (201,000)            34    $ 2,604,000             34

Add (deduct):
State tax, net of federal benefit                 59,000             (0)        55,000             (9)        55,000              1
Tax exempt interest                             (431,000)             3       (477,000)            81       (420,000)            (6)
Dividend exclusion                              (178,000)             1       (363,000)            61       (459,000)            (6)
Other                                            375,000             (2)        30,000             (5)       163,500              2
Valuation allowance on deferred tax            4,028,000            (29)          --             --             --             --
                                             -----------            ---    -----------          -----    -----------          -----

INCOME TAXES                                 $  (917,000)             7    $  (956,000)           162    $ 1,943,500             25
                                             ===========            ===    ===========          =====    ===========          =====



NOTE 7--RELATED PARTY AND OTHER SIGNIFICANT TRANSACTIONS

During each of the years ended December 31, 1996, 1995, and 1994, approximately 14.2%, 12.7%, and 12.5% respectively, of all insurance written by First Central Insurance was sold through Simon New York, Inc. ("Simon New York") a licensed general insurance agency, which also writes insurance for other unrelated insurance companies, the stock of which is owned by Joan Dollinger and Audrey Goodman (the respective wives of Joel Dollinger and Allan Goodman, former Vice Presidents and former Directors of First Central) and Sheryl Harwood, who are Mr. Simon's three daughters. At December 31, 1996 and 1995 the premiums receivable from Simon New York were approximately $2.2 million and $3.3 million respectively. Simon New York is paid commissions ranging from 15% to 22.5% on the different lines of business produced. These commissions are comparable to those paid by First Central Insurance to unrelated agents. In accordance with the general agents' agreements with their subagents and brokers, approximately 75% of these commissions are paid to the subagents and brokers. A summary of the transactions with Simon New York and Simon Commercial is presented below:


                                                                                     Years Ended December 31
                                                                 ----------------------------------------------------------
                                                                      1996                    1995                 1994
                                                                  -----------             -----------           -----------
Premiums written                                                   $8,044,000              $9,202,000            $8,230,000
                                                                   ==========              ==========            ==========
Commissions (policy acquisition costs)                             $1,610,000              $1,805,000            $1,581,000
                                                                   ==========              ==========            ==========




          Claims settlement legal services are provided by several law firms. The former President and a Director of First Central are partners in one of the firms; fees paid to this firm for 1996, 1995, and 1994 were approximately $792,000, 798,000 and $722,000 respectively. Another former Director is a partner in a law firm providing claim services; fees paid to this firm for 1996, 1995 and 1994 were $410,000, $323,000 and $341,000 respectively.

NOTE 8--LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:


                                                                                1996                  1995                    1994
                                                                           -------------         -------------          ------------
                                                                                             (Dollars in Thousands)
Balance at January 1                                                          $ 86,636               $ 73,516               $ 44,806
 Less reinsurance recoverables                                                  19,541                 24,588                  6,732
                                                                              --------               --------               --------
Net Balance at January 1                                                        67,095                 48,928                 38,074
                                                                              --------               --------               --------
Incurred related to:
 Current year                                                                   28,934                 29,066                 23,741
 Prior years                                                                    19,783                 12,995                  5,883
                                                                              --------               --------               --------
Total incurred                                                                  48,717                 42,061                 29,624
                                                                              --------               --------               --------
Paid related to:
 Current year                                                                    4,514                  5,057                  4,964
 Prior years                                                                    23,272                 18,837                 13,806
                                                                              --------               --------               --------
Total paid                                                                      27,786                 23,894                 18,770
                                                                              --------               --------               --------
Net Balance at December 31                                                      88,026                 67,095                 48,928
 Plus reinsurance recoverables                                                  18,768                 19,541                 24,589
                                                                              --------               --------               --------
Balance at December 31                                                        $106,794               $ 86,636               $ 73,516
                                                                              ========               ========               ========


As a result of changes in estimates of insured events in prior years, the provision for claims and claim adjustment expenses increased by approximately $19,783,000, $12,995,000 and $5,883,000 in 1996, 1995 and 1994, respectively.
The increases are a result of significant adverse developments stemming from both case reserve strengthening and poor liability experience emanating from accident years 1992 through 1995, when the company substantially increased its premium writings. During the 1992 through 1995 policy years the Company wrote risk purchasing group and other business which resulted in extremely poor liability experience. Additionally, because of a high ratio of IBNR to case reserves and continuing poor loss experience in 1996, Stergiou & Gruber Risk Consultants ("S&G"), First Central Insurance's actuary, recommended that First Central Insurance perform a complete evaluation of its case reserves. During the third quarter of 1996, pursuant to this recommendation, First Central Insurance commenced a selected sample review of open claims. This review was done separately from First Central Insurance's normal claim adjustment activity. The review was completed in the fourth quarter of 1996 and resulted in First Central Insurance increasing its case reserves by approximately $14,000,000. The review also caused S&G to evaluate IBNR reserves using different methodologies than in prior years since First Central Insurance's emerging loss development patterns did not match industry-wide patterns. Based on S&G's actuarial report, management decided to increase IBNR reserves to near the middle point of the actuarial range of reasonableness used in the establishment of such reserves.

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

In June 1990, First Central's shareholders approved a proposal authorizing First Central to issue warrants to non-employee directors of First Central to purchase an aggregate of not more than 250,000 shares of First Central's Common Stock. The Board of Directors is to determine the terms and conditions of the warrants, as well as the recipients, subject to the limitations that: (i) the exercise price of the warrants is not to be less than the market value of First Central's Common Stock at the date of Grant, (ii) the expiration date of the warrants is not to be more than five years from the date of grant, and (iii) the maximum number of shares of First Central's Common Stock issuable upon exercise of any warrant is not to exceed 10,000 shares. On March 18, 1992, the Committee awarded warrants to purchase up to an aggregate of 160,000 shares of Common Stock at an exercise price of $5.6875 per share to the non-employee Directors of First Central and First Central Insurance as a group. These warrants expired March 18,1997. No warrants have been awarded since 1992. 12,500 warrants were exercised in 1995. No warrants were exercised in 1996 and 1994.

During 1992, in connection with the private placement of common stock to an institutional investor, First Central issued a three year warrant to purchase 114,286 shares of common stock at an exercise price of $7.00 per share. In March 1993, in connection with another private placement of common stock to a second institutional investor, First Central issued a two year warrant ("Series A Warrant") to purchase 153,846 shares of common stock at an exercise price of $7.00 per share, and a three year warrant ("Series B Warrant") at an exercise price of $7.50 per share. In March 1993, the first placement was modified to conform to the terms of the second placement which resulted in cancellation of the warrant for 114,286 shares and issuance of one Series A Warrant and one Series B Warrant for 123,077 shares of common stock each. In December, 1993, in connection with a second private placement to the second institutional investor, First Central issued one Series B Three-Year Warrant for 153,846 shares of common stock. During 1994, in connection with private placements to two institutional investors and a reinsurance company, First Central issued a two year Series C common stock purchase warrant to each of these investors to purchase a total of 192,307 shares of common stock at an exercisable price of $7.50 per share. The Series A Warrant expired in 1995. The Series B and C warrants expired in 1996.

In September 1993 First Central issued to Martin J. Simon an option to purchase up to 50,000 shares of common stock at an exercise price of $5.31 per share. Such option is exercisable with respect to 25% of the shares covered by the option each year commencing in 1994 and expires in 1998. No options were exercised in 1996, 1995 and 1994.

In October 1996 subject to shareholder approval, First Central issued Andrew W. Attivissimo an option to purchase up to 50,000 shares of common stock at an exercise price equivalent to the lowest trading price of a share of common stock between issue and approval date. Such option is exercisable with respect to 25% of the shares covered by the option each year commencing on the first anniversary of the effective date and an additional 25% after each successive anniversary of the effective date.

At December 31, 1996, approximately $12,330,000 of consolidated shareholders' equity based on SAP represents net assets of First Central Insurance that cannot be transferred in the form of dividends, loans, or advanced to First Central without prior approval from the New York State Insurance Department. Generally, the net assets of First Central Insurance available for transfer to First Central are limited to the amounts that its net assets exceed minimum statutory requirements (approximately $1,233,000 at December 31, 1996), however, payments of such amounts as dividends must be paid out of earned surplus (as defined), are subject to statutory restriction, and may be subject to approval by the insurance regulatory authorities. At December 31, 1996 First Central Insurance had an earned surplus deficit of approximately $4,276,000; accordingly, First Central Insurance cannot pay any dividends to First Central at this time.

NOTE 10--STATUTORY-BASIS INFORMATION

The following is a reconciliation of the net income (loss) and shareholders' equity, as determined in accordance with Statutory Accounting Principles, to the corresponding GAAP amounts included in the accompanying financial statements:

                                                                                                   NET INCOME
                                                                        ------------------------------------------------------------
                                                                                             YEARS ENDED DECEMBER 31
                                                                        ------------------------------------------------------------
                                                                                1996                1995                    1994
                                                                        ------------------------------------------------------------
Net (loss) income of First Central
 Insurance--Statutory basis, as reported                                   $ (9,430,896)         $  1,065,475          $  4,681,606
 Statutory audit adjustments                                                    489,755                  --                    --
                                                                           ------------          ------------          ------------
NET INCOME (LOSS) -- STATUTORY BASIS, AS
ADJUSTED                                                                     (8,941,141)            1,065,475             4,681,606
                                                                           ------------          ------------          ------------
Adjustments to convert from statutory basis
 to GAAP
  Change in deferred policy acquisition costs                                (1,810,456)             (987,108)              888,054
  Deferred income taxes                                                      (1,375,000)            1,580,000             1,002,000
  Bad debt provision                                                               --                (232,138)             (399,611)
  Write-down of investments                                                    (292,136)             (555,281)                 --
  Fixed assets                                                                   43,749                  --                    --
                                                                           ------------          ------------          ------------
                                                                             (3,433,843)             (194,527)            1,490,443
                                                                           ------------          ------------          ------------
Net income (loss) -- GAAP
 First Central Insurance                                                    (12,374,984)              870,948             6,172,049
 First Central                                                                 (889,515)             (779,989)             (674,587)
 Mercury                                                                        152,302               269,594               218,683
                                                                           ------------          ------------          ------------
CONSOLIDATED NET INCOME (LOSS) --GAAP
BASIS                                                                      $(13,112,197)         $    360,553          $  5,716,145
                                                                           ============          ============          ============



                                                                                                           SHAREHOLDERS' EQUITY
                                                                                                ------------------------------------
                                                                                                                DECEMBER 31
                                                                                                ------------------------------------
                                                                                                     1996                  1995
                                                                                                ------------------------------------
Shareholders' equity of First Central
 Insurance--statutory basis as reported                                                          $ 10,535,210          $ 26,350,816
Statutory audit adjustments                                                                         1,794,877              (686,000)
                                                                                                 ------------          ------------
 SHAREHOLDERS' EQUITY -- STATUTORY BASIS, AS ADJUSTED                                              12,330,087            25,664,816
                                                                                                 ------------          ------------
Adjustments to convert from statutory basis to GAAP: Add (deduct):
   Deferral of policy acquisition costs                                                             4,541,520             6,351,976
   Restoration of nonadmitted assets                                                                4,140,951             2,001,754
   Deferred income tax assets                                                                       2,950,000             4,465,000
   Excess statutory reserve                                                                         2,580,000                  --
   Allowance for doubtful accounts                                                                 (3,554,074)           (1,554,074)
   Unrealized (loss) gain on fixed maturities classified as available
    -for-sale                                                                                        (283,726)              458,540
   Write-down of security                                                                                --                 130,719
                                                                                                 ------------          ------------
                                                                                                   10,374,671            11,853,915
                                                                                                 ------------          ------------
Shareholders' equity (deficit) -- GAAP
 First Central Insurance                                                                           22,704,758            37,518,731
 First Central                                                                                      1,119,135               218,845
 Mercury                                                                                              722,247               650,033
 Portion of convertible subordinated debenture proceeds
  contributed to First Central Insurance                                                           (5,050,000)           (5,050,000)
                                                                                                 ------------          ------------
  CONSOLIDATED SHAREHOLDERS' EQUITY--GAAP BASIS                                                  $ 19,496,140          $ 33,337,609
                                                                                                 ============          ============

NOTE 11--PRINCIPAL LINES OF BUSINESS

First Central Insurance offers various types of property and casualty insurance to its policyholders. The risks are geographically located principally in the State of New York. Revenues and earnings from operations, by principal line of business, are as follows:

                                                                    Commercial
                                                                      Multiple                     Workers'                General
                                                                       Peril                    Compensation             Liability
                                                                     -----------              ---------------          -------------
1996:
Earned premium and other revenues                                    $ 31,322,232             $  7,698,120             $  9,563,228
Loss from operations before
 income taxes                                                          (7,706,936)              (1,894,147)              (2,353,063)

1995:
Earned premium and other revenues                                    $ 29,580,003             $  8,105,131             $ 15,254,580
Loss from operations before
 income taxes                                                            (294,059)                 (80,574)                (151,648)

1994:
Earned premium and other revenues                                    $ 26,802,088             $  9,599,684             $ 12,654,761
Income from operations before
 income taxes                                                           3,648,724                1,306,861                1,722,766


                                                                             Automobile
                                                          Automobile          Physical
                                                           Liability           Damage                Other              Total
                                                          ----------          ----------         ------------         -----------
1996:
Earned premium and other revenues                       $  6,417,408         $  1,415,994         $    599,939         $ 57,016,921
Loss from operations before
 income taxes                                             (1,579,024)            (348,410)            (147,617)         (14,029,197)

1995:
Earned premium and other revenues                       $  5,024,806         $  1,293,542         $    639,240         $ 59,897,302
Loss from operations before
 income taxes                                                (49,952)             (12,859)              (6,355)            (595,447)

1994:
Earned premium and other revenues                       $  5,048,164         $  1,701,861         $    458,167         $ 56,264,725
Income from operations before
 income taxes                                                687,236              231,684               62,374            7,659,645



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

The debentures were issued pursuant to a trust indenture, dated September 1, 1988, between First Central and United States Trust Company, as trustee. The debentures bear annual interest of 9%, payable semiannually, commencing February 1, 1989. In each of the years ended 1996, 1995 and 1994, interest paid amounted to approximately $560,000, $603,000 and $677,000, respectively.

The debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of First Central's Common Stock at a conversion price of $7.50 per share prior to August 1, 2000, maturity, subject to adjustment under certain conditions. At December 31, 1996, 653,333 shares of First Central's Common Stock remain reserved for future issuance upon conversion. The debentures are redeemable, at any time, at the option of First Central.

Commencing August 1, 1993, mandatory annual sinking fund payments of 15% of the original principal amount plus accrued interest to maturity must be made to retire at least 75% of the debentures prior to maturity. Through August 1, 1997, the annual principal amount payable to the Trustee is $1,837,500. First Central may credit other redemptions of the debentures against the sinking fund requirements. As of December 31, 1996, First Central has satisfied its requirements through other redemptions of approximately $6,965,000 in principal and $385,000 in conversions. The debentures are subordinated to all existing and future senior indebtedness of First Central (none was outstanding at December 31, 1996 and 1995), as provided in the indenture (see "Note 18" -- regarding the company's ability to satisfy sinking fund requirements).

Future required principal payments for the convertible subordinated debentures are $1,837,500 in 1997 and $3,062,500 in 2000. (See Note 18 which discusses the Company's abilities to satisfy the sinking fund requirement).

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

Approximately 8,900 square feet of office and retail space is seven unaffiliated tenants who have paid $203,504 and $204,690 in rent during 1996 and 1995 respectively.

During 1996 and 1995, Simon New York paid $76,800 and $88,323, respectively to First Central Insurance for rent. Effective December 1, 1995 through November 30, 1996, Simon New York had a lease for 3,900 square feet of office space. Since December 1, 1996 Simon New York has occupied such space on a month-to-month basis. First Central Insurance subleased 3,900 square feet of its leased office space to Simon New York under a sublease agreement that expired November 30, 1995.


Minimum rentals receivable under operating leases for the next five years are as follows:

               Years ending December 31:

                       1997 - $90,647
                       1998 - $58,082
                       1999 - $54,831
                       2000 - $53,361
                       2001 - $28,810

NOTE 14--STOCK OPTIONS

During 1990, First Central adopted the 1990 Stock Incentive Plan ("Plan"). The plan expired by its terms during 1995. The plan provided for up to 250,000 shares of First Central's common stock to be awarded and issued and/or for the award of options or stock appreciation rights. In 1992, options to purchase 125,000 shares of common stock at an exercise price of $5.6875 per share were awarded under the plan. The options are exercisable with respect to 25% of the shares covered by such options each year commencing in 1994 and expire in March 1997. No options were exercised in 1996. During 1995 options to purchase 12,500 shares of common stock were exercised. During 1994, options to purchase 5,000 shares of common stock were cancelled and no options exercised. No common stock or stock appreciation rights were issued under the plan.

In October 1996, subject to shareholder approval, First Central issued Andrew W. Attivissimo an option to purchase up to 50,000 shares of common stock at an exercise price equivalent to the lowest trading price of a share of common stock between issue and approval date. Such option is exercisable with respect to 25% of the shares covered by the option each year commencing on the first anniversary of the effective date and an additional 25% after each successive anniversary of the effective date.

In September 1993 First Central issued to Martin J. Simon an option to purchase up to 50,000 shares of common stock at an exercise price of $5.31 per share. Such option is exercisable with respect to 25% of the shares covered by the option each year commencing in 1994 and expires in 1998. No options were exercised in 1996, 1995 and 1994.

NOTE 15--PROFIT SHARING AND 401(k) PLANS

Profit Sharing Plan: The Company has a profit-sharing plan for those employees who meet the eligibility requirements set forth in the plan. The plan covers substantially all of the Company's full-time employees. The amount of the annual expense attributable to the plan is at the discretion of the Company's Board of Directors. The Company expensed $0, $62,800 and $90,000 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

401(k) Plan: In 1993, the Company established a defined contribution 401(k) plan for its employees which generally allows participants who meet the eligibility requirements set forth in the plan to make contributions by salary deductions up to allowable IRS limits on a tax-deferred basis. The Company does not make or match contributions to the plan.

NOTE 16--COMMITMENTS AND CONTINGENCIES


During 1996, there were employment agreements with eight employees of the Company. One of the agreements was terminated on February 12, 1997, two of the agreements were terminated effective March 12, 1997 and four of the agreements expire on April 30, 1997. Such agreements provide or provided for terms ranging from three to six years, a base salary which is specified in each of the agreements and benefit payments in the event of death or disability during the term of the agreement. On February 12, 1997, the Company entered into a consulting agreement with a director of the Company which provides for compensation to be paid through December 31, 1999 notwithstanding such director's death, disability or inability to render consulting services. The minimum annual commitments under the agreements are: 1997 -- $579,092; 1998 -- $345,666; and 1999 -- $379,000.

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

The fair value of the Company's convertible debentures approximate its stated amount of $4,900,000 based on current interest rates and the Company's common stock price.

NOTE 18--GOING CONCERN UNCERTAINTY AND LIQUIDITY

The Company's consolidated financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As a result of the 1996 loss incurred First Central's Shareholders' Equity at December 31, 1996 declined to approximately $19.5 million and First Central Insurance's Statutory Surplus declined to approximately $12.3 million. Based upon the required relationships between Net Premiums Written and Statutory Surplus, First Central Insurance Company expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future.

First Central Insurance company has a statutory deficiency in Earned Surplus resulting from its loss from operations. Therefore, it will be precluded from paying dividends to First Central by reason of such deficiency. The only material source of income to First Central are dividends from First Central Insurance Company and Mercury. Management anticipates that Mercury will be able to pay a dividend to First Central sufficient for it to pay the August 1, 1997 interest of $220,500 due on its 9% Convertible Subordinated Debenture. However, unless management is able to raise funds from other sources, First Central will not be able to pay the August 1, 1997 sinking fund obligation of $1,837,500 on the Debentures. First Central is not currently in default under such Debentures but failure to pay either the aforementioned interest or sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4,900,000.

Based on a preliminary release of First Central Insurance's operating results for the year ended December 31, 1996, A.M. Best & Company ("Best"), one of the predominant services engaged in the industry-wide rating of insurers and reinsurers, amended First Central Insurance's rating to D (Very Vulnerable). The change in rating is adversely impacting both policy renewals and new business written. Although, at this time a reduction in the volume of premiums written is necessary to comply with regulatory requirements, continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers.

The New York State Insurance Department has required First Central Insurance to submit and implement a plan designed to improve operations and raise additional capital. Such a plan will involve the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First

Central Insurance engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged an investment banker to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

The events and uncertainties discussed above raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in its attempt to revise operations to attain future profitability; raise additional capital and resume normal operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FIRST CENTRAL FINANCIAL CORPORATION

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly financial data for 1996 and 1995:



                                                         1996
                                    -------------------------------------------
                                   (Dollars in Thousands, except per share data)

                                         1st       2nd        3rd        4th
                                         ---       ---        ---        ---
Net premiums written                  $ 11,356   $ 14,075   $ 13,760   $  7,613

Net premiums earned                     12,936     12,669     12,971     10,336

Net investment income and realized
 gains                                   1,918      1,657      1,261      2,074

Claims adjusting revenues                  192        289        282        173

Rental and misc. income                     52         67         63         77

Total revenues                          15,098     14,682     14,577     12,660

Total expenses                          13,900     14,509     14,181     28,456

Net income (loss)                     $    831   $    186   $    296   $(14,425)
Net income (loss) per common share:
 Primary:
  Net Income (loss)                   $   0.14   $   0.03   $   0.05   $  (2.41)
 Fully diluted:
  Net Income (loss)                   $   0.13   $   0.03   $   0.05   $  (2.40)




                                                          1995
                                     -----------------------------------------
                                   (Dollars in Thousands, except per share data)

                                          1st      2nd        3rd       4th
                                          ---      ---        ---       ---
Net premiums written                  $ 14,569   $ 10,824   $ 12,451    $ 12,724

Net premiums earned                     12,824     13,338     13,851      13,021

Net investment income and realized
 gains                                   1,431      1,671      1,606       1,297

Claims adjusting revenues                  149        155        166         184

Rental and misc. income                    129        158       (133)         50

Total revenues                          14,533     15,322     15,490      14,552

Total expenses                          12,692     12,879     13,373      21,549

Net income (loss)                     $  1,473   $  1,812   $  1,519    $ (4,443)
Net income (loss) per common share:
 Primary:
  Net Income (loss)                   $   0.25   $   0.30   $   0.25    $  (0.74)
 Fully diluted:
  Net Income (loss)                   $   0.23   $   0.27   $   0.24    $  (0.68)



Primary net income (loss) per common share is based on the weighted average number of shares of common Stock and common stock equivalents (warrants and options) outstanding during each period. Fully diluted net income (loss) per common share assumes the conversion of the convertible subordinated debentures, common stock equivalents (warrants and options), outstanding during each period except when effect is fully diluted.

                     [Mc Gladrey & Pullen, LLP Letterhead]


INDEPENDENT AUDITOR'S REPORT
ON THE SUPPLEMENTAL SCHEDULES




To the Board of Directors and Shareholders
First Central Financial Corporation
Lynbrook, New York



Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedules I, II, III, IV, V and VI are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic consolidated financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the consolidated financial statements do not include any adjustments, that might result from the outcome of this uncertainty,


/s/ McGladrey & Pullen, LLP


New Haven, Connecticut
February 25, 1997, except for
  Notes 1 and 18 as to
  which the date is
  March 24, 1997

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES.

December 31, 1996

COLUMN A                                                      COLUMN B            COLUMN C            COLUMN D
-----------------------------------------------------------------------------------------------------------------
                                                                                                      AMOUNT AT
                                                                                                     WHICH SHOWN
                                                                                                     IN BALANCE
TYPE OF INVESTMENT                                              COST                VALUE               SHEET
-----------------------------------------------------------------------------------------------------------------
Fixed maturities securities, available-for-sale:
 Bonds:
  United States Government and government
   agencies & authorities                                   $ 53,388,815        $ 52,834,658        $ 52,834,658
  States, municipalities, and political subdivisions          20,337,039          20,638,138          20,638,138
  Mortgage backed securities                                     918,305             928,241             928,241
  All other corporate bonds                                    4,171,730           4,151,403           4,151,403
  Foreign governments                                            747,799             727,522             727,522
                                                            ----------------------------------------------------
Total                                                         79,563,688          79,279,962          79,279,962
                                                            ----------------------------------------------------
Equity securities, available-for-sale:
 Common Stocks:
  Public utilities                                               291,813             494,375             494,375
  Bank, trust, and insurance companies                         1,388,732           1,894,256           1,894,256
  Industrial, miscellaneous, and all other                    10,096,039          11,036,071          11,036,071
 Nonredeemable preferred stocks                                5,463,875           5,390,000           5,390,000
                                                            ----------------------------------------------------
 Total                                                        17,240,459          18,814,702          18,814,702
                                                            ----------------------------------------------------
Fixed maturity securities, held-to-maturity:
 Bonds:
  United States Government and government
   agencies and authorities                                         --                  --                  --
  States, municipalities, and political subdivisions                --                  --                  --
  Mortgage backed securities                                        --                  --                  --
  Foreign governments                                               --                  --                  --
                                                            ----------------------------------------------------
 Total                                                              --                  --                  --
                                                            ----------------------------------------------------
Short-term Investments                                        10,216,742          10,216,742          10,216,742
                                                            ----------------------------------------------------
Total investments                                           $107,020,889        $108,311,406        $108,311,406
                                                            ====================================================

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

                                                                                  DECEMBER 31
                                                                      ---------------------------------
                                                                          1996                 1995
                                                                      ------------         ------------
ASSETS
 Cash                                                                 $      7,840         $      8,708
 Securities available-for-sale at market value:
  Equity securities (cost; 1996 -- $172,000; 1995 -- $352,000)             133,700              166,000
 Short term investments, at cost                                           316,651              612,826
 Investment in subsidiaries, at equity                                  23,427,005           38,474,024
 Due from subsidiary                                                       470,115              292,573
 Deferred debenture costs                                                  280,807              438,603
 Equipment less accumulated depreciation
  (1996 -- $874,995; 1995 -- $1,080,988)                                    33,006                5,204
 Other assets                                                               52,923               98,733
                                                                      ---------------------------------
                                                                      $ 24,722,047         $ 40,096,671
                                                                      =================================
LIABILITIES AND STOCKHOLDERS' EQUITY

 Convertible subordinated debentures                                  $  4,900,000         $  6,330,000
 Other liabilities                                                         325,907              429,062
                                                                      ---------------------------------
                                                                         5,225,907            6,759,062
                                                                      ---------------------------------
 Shareholders' equity:
  Common Stock -- par value $.10 per share; authorized -- 200,000 shares; issued (1996 -- 6,589,012 shares; 1995 -- 6,589,012
    shares)                                                                658,902              658,902
  Additional paid in capital                                            13,209,395           13,209,395
  Net unrealized appreciation on securities available
   for sale, net of deferred taxes                                         768,517              759,806
  Retained earnings                                                      8,990,468           22,826,898
                                                                      ---------------------------------
                                                                        23,627,282           37,455,001
  Less treasury stock, at cost
   (1996 -- 602,404 shares, 1995 -- 600,404 shares)                     (4,131,142)          (4,117,392)
                                                                      ---------------------------------
                                                                        19,496,140           33,337,609
                                                                      ---------------------------------
                                                                      $ 24,722,047         $ 40,096,671
                                                                      =================================


See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                      ------------------------------------------------------
                                                           1996                1995                 1994
                                                      ------------         ------------         ------------
REVENUES
 Cash dividend from subsidiaries                      $  2,380,088         $  2,200,000         $  1,565,000
 Investment income                                           6,393               10,177               14,684
 Realized loss on write-down of security                  (180,000)             (45,000)                --
 Equipment rental income from subsidiary                      --                 84,744              159,681
                                                      ------------------------------------------------------
TOTAL REVENUES                                           2,206,481            2,249,921            1,739,365
                                                      ------------------------------------------------------
EXPENSES
 Interest expense                                          512,794              594,763              636,975
 Operating expenses--net                                   637,114              614,654              542,977
                                                      ------------------------------------------------------
TOTAL EXPENSES                                           1,149,908            1,209,417            1,179,952
                                                      ------------------------------------------------------
 Income before intercompany tax allocation and
  equity in undistributed net income of
  subsidiaries                                           1,056,573            1,040,504              559,413
 Intercompany tax credit                                   434,000              379,507              331,000
                                                      ------------------------------------------------------
 Income before equity in undistributed
  net income of subsidiaries                             1,490,573            1,420,011              890,413
 Equity in undistributed net income (loss) of
  subsidiaries                                         (14,602,770)          (1,059,458)           4,825,732
                                                      ------------------------------------------------------
NET INCOME (LOSS)                                     $(13,112,197)        $    360,553         $  5,716,145
                                                      ======================================================


See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31
                                                                          ------------------------------------------------------
                                                                              1996                 1995                   1994
                                                                          ------------         ------------         ------------
OPERATING ACTIVITIES

 Net income (loss)                                                        $(13,112,197)        $    360,553         $  5,716,145
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Undistributed net income (loss) of subsidiaries (net of dividends from subsidiaries of $2,380,088 in 1996; $2,200,000 in
  1995; and $1,565,000 in 1994)                                             14,602,770            1,059,458           (4,825,732)
 Provisions for depreciation and amortization                                  481,752              502,700              432,445
 Net realized investment loss                                                  180,000               45,000                 --
 (Increase) decrease in due from subsidiaries                                 (177,542)            (100,333)            (126,781)
 Changes in other assets and other liabilities                                 (72,035)             (31,365)             (83,247)
 Other                                                                            --                   --                 56,000
                                                                          ------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,902,748            1,836,013            1,168,830
                                                                          ------------------------------------------------------
INVESTING ACTIVITIES

 Purchases of equity securities                                                   --               (397,000)                --
 Net (purchases) sales of short-term investments                               296,175              (78,329)             481,613
 Purchases of property & equipment                                             (31,809)                --                   --
                                                                          ------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            264,366             (475,329)             481,613
                                                                          ------------------------------------------------------
FINANCING ACTIVITIES

 Principal payments on convertible subordinated debenture                   (1,430,000)            (425,000)          (1,060,000)
 Principal payments on capital lease obligations                                  --                (84,744)            (159,681)
 Cash dividends paid                                                          (724,232)            (723,450)            (635,174)
 Proceeds from issuance of shares of common stock                                 --                 71,094            1,169,995
 Purchases of shares of common stock for treasury                              (13,750)            (198,250)             (39,223)
 Cash contributed to insurance subsidiary                                         --                   --               (920,000)
                                                                          ------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (2,167,982)          (1,360,350)          (1,644,083)
                                                                          ------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                       (868)                 334                6,360
CASH AT BEGINNING OF YEAR                                                        8,708                8,374                2,014
                                                                          ------------------------------------------------------
CASH AT END OF YEAR                                                       $      7,840         $      8,708         $      8,374
                                                                          ======================================================

See Note to Condensed Financial Statements

FIRST CENTRAL FINANCIAL CORPORATION
(Parent Company)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto of First Central Financial Corporation and Subsidiaries.

 FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

 SCHEDULE III

 SUPPLEMENTARY INSURANCE INFORMATION

                                                          DECEMBER 31
                                  -----------------------------------------------------------
                                                  RESERVES FOR                       OTHER
                                   DEFERRED       UNPAID CLAIMS                      CLAIMS
                                    POLICY          AND LOSS                          AND
                                  ACQUISITION      ADJUSTMENT          UNEARNED     BENEFITS
                                    COSTS           EXPENSES           PREMIUMS     PAYABLE
1996:
 Commercial multiple peril        $2,566,280      $ 41,812,643      $17,709,230     $ -
 Workers' Compensation               547,655        14,910,441        3,779,222       -
 General liability                   755,910        39,087,444        5,216,340       -
 Automobile liability                502,190        10,540,996        3,465,480       -
 Automobile physical damage          119,071            59,369          821,679       -
 Other                                50,414           383,176          347,899       -
                                  ----------      ------------      -----------     -----
                                  $4,541,520      $106,794,069      $31,339,850     $ -
                                  ==========      ============      ===========     =====
1995:
 Commercial multiple peril        $3,480,511      $ 40,250,608      $19,887,898     $ -
 Workers' Compensation               759,233        16,469,019        4,338,316       -
 General liability                 1,338,871        22,219,793        7,650,409       -
 Automobile liability                549,904         7,211,450        3,142,192       -
 Automobile physical damage          156,671            87,069          895,231       -
 Other                                66,786           398,542          381,615       -
                                  ----------      ------------      -----------     -----
                                  $6,351,976      $ 86,636,481      $36,295,661     $ -
                                  ==========      ============      ===========     =====
1994:
 Commercial multiple peril        $4,068,600      $ 34,711,740      $18,033,472     $ -
 Workers' Compensation               934,097        13,943,931        4,140,247       -
 General liability                 1,363,878        17,898,339        6,045,188       -
 Automobile liability                657,171         6,318,412        2,912,816       -
 Automobile physical damage          237,047           145,713        1,050,675       -
 Other                                78,291           498,284          347,017       -
                                  ----------      ------------      -----------     -----
                                  $7,339,084      $ 73,516,419      $32,529,415     $ -
                                  ==========      ============      ===========     =====


                                                                   YEARS ENDED DECEMBER 31
                                 -------------------------------------------------------------------------------------------
                                                                BENEFITS       AMORTIZATION
                                                                 CLAIMS        OF DEFERRED
                                                    NET        LOSSES AND         POLICY         OTHER              NET
                                   PREMIUM      INVESTMENT     SETTLEMENT      ACQUISITIONS     OPERATING         PREMIUMS
                                   REVENUE        INCOME        EXPENSES          COSTS         EXPENSES          WRITTEN
1996:
 Commercial multiple peril      $26,220,809     $2,747,021     $20,296,675     $3,480,511       $3,170,122      $25,711,678
 Workers' Compensation            6,594,238        675,140       1,244,071        759,233          797,250        6,319,204
 General liability                9,628,682        838,714      18,505,678      1,338,871        1,164,117        7,850,227
 Automobile liability             4,790,990        562,820       7,828,353        549,904          579,235        5,267,898
 Automobile physical damage       1,171,784        124,185         671,051        156,671          141,670        1,162,356
 Other                              505,437         52,616         171,446         66,786           61,108          492,477
                                -----------     ----------     -----------     ----------       ----------      -----------
                                $48,911,940     $5,000,496     $48,717,274     $6,351,976       $5,913,502      $46,803,840
                                ===========     ==========     ===========     ==========       ==========      ===========
1995:
 Commercial multiple peril      $26,869,904     $2,422,190     $22,666,218     $4,068,600       $2,248,633      $24,972,635
 Workers' Compensation            7,298,994        663,697       4,403,050        934,097          610,823        6,842,680
 General liability               12,469,204      1,249,138       9,462,259      1,363,878        1,043,497       12,878,535
 Automobile liability             4,486,743        411,462       4,607,670        657,171          375,477        4,242,145
 Automobile physical damage       1,354,661        105,923         732,518        237,047          113,366        1,092,060
 Other                              554,437         52,345         189,550         78,291           46,400          539,676
                                -----------     ----------     -----------     ----------       ----------      -----------
                                $53,033,943     $4,904,755     $42,061,265     $7,339,084       $4,438,196      $50,567,731
                                ===========     ==========     ===========     ==========       ==========      ===========
1994:
 Commercial multiple peril      $23,023,758     $2,278,830     $13,170,288     $3,299,280       $2,055,728      $26,404,675
 Workers' Compensation            9,262,704        816,207       4,143,022      1,010,623          827,041        9,457,343
 General liability               10,732,899      1,075,963       6,577,404      1,096,519          958,311       12,467,120
 Automobile liability             4,837,692        429,217       4,682,543        706,013          431,944        4,973,311
 Automobile physical damage       1,857,186        144,700       1,092,327        286,217          165,823        1,676,626
 Other                              346,488         38,955         (41,641)        52,378           30,937          451,374
                                -----------     ----------     -----------     ----------       ----------      -----------
                                $50,060,727     $4,783,872     $29,623,943     $6,451,030       $4,469,784      $55,430,449
                                ===========     ==========     ===========     ==========       ==========      ===========

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE


COLUMN A                                         COLUMN B        COLUMN C         COLUMN D       COLUMN E        COLUMN F
------------------------------------------     -----------      ----------       ----------     -----------      --------
                                                                  Ceded to         Assumed                       Percentage
                                                  Gross            other          From Other                      of Amount
                                                  Amount         Companies        Companies      Net Amount     Assumed to Net
                                               -----------      -----------      ----------     -----------     --------------
Year ended December 31, 1996:
 Property and liability insurance premiums     $56,712,187      $ 9,908,347      $   -          $46,803,840              -
                                               ===========      ===========      ==========     ===========       ========
Year ended December 31, 1995:
 Property and liability insurance premiums     $72,293,513      $21,725,782      $   -          $50,567,731              -
                                               ===========      ===========      ==========     ===========       ========
Year ended December 31, 1994:
 Property and liability insurance premiums     $65,592,939      $10,162,490      $   -          $55,430,449              -
                                               ===========      ===========      ==========     ===========       ========

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                      COLUMN B             COLUMN C                            COLUMN D           COLUMN E
-------------------                           ------------    --------------------------------    --------------------   ---------
                                                                   ADDITIONS
                                                              --------------------------------
                                              Balance at      Charged to                                                 Balance
                                              Beginning       Costs and     Charged to Other                             at End
                                              of Period       Expenses    Accounts -- Describe    Deductions--Describe   of Period
                                              ------------    --------------------------------    --------------------   ---------
Allowance for doubtful accounts--
Premiums receivable and agents'
 balances:
            1996                                $1,554,000    $2,000,000           -              $        -             $3,554,000
                                              ============    ================================    ====================   ==========
            1995                                $1,322,000    $  232,000           -              $         -            $1,554,000
                                              ============    ================================    ====================   ==========
            1994                                $  987,000    $  335,000           -              $         -            $1,322,000
                                              ============    ================================    ====================   ==========
Allowance for deferred income taxes assets:
            1996                              $     -         $4,028,000           -              $         -            $4,028,000
                                              ============    ================================    ====================   ==========

  FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

  SCHEDULE VI

  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                                 YEARS ENDED DECEMBER 31
                       --------------------------------------------------------------------------------------------------
    COLUMN A               COLUMN B            COLUMN C                  COLUMN D           COLUMN E             COLUMN F
-----------------      ----------------   ----------------------    -----------------    --------------     -------------
                                            Net Reserves for             Discount
                            Deferred         Unpaid Claims                if any
   Affiliation               Policy           and Claims                 Deducted                                   Net
      With                Acquisition         Adjustment                    in            Net Unearned           Premiums
   Registrant                Costs             Expenses                  Column C           Premiums              Earned
  ------------            -----------      ------------------           -----------       --------------        -----------
1996 Consolidated         $4,541,520        $88,026,357                     -               $25,981,106         $48,911,940
1995 Consolidated          6,351,976         67,094,670                     -                28,089,206          53,033,943
1994 Consolidated          7,339,084         48,926,842                     -                30,555,418          50,060,727



                                                                      YEARS ENDED DECEMBER 31
                       ------------------------------------------------------------------------------------------------------
COLUMN A CONT...           COLUMN G                COLUMN H                   COLUMN I         COLUMN J            COLUMN K
-----------------      ----------------   ----------------------------    ----------------   --------------     -------------
                                               Claims and Claim
                                              Adjustment Expenses           Amortization
                                              Incurred Related to           of Deferred         Paid Claims
   Affiliation                Net          -------------------------          Policy            and Claim             Net
      With                Investment          (1)             (2)           Acquisition         Adjustment          Premiums
   Registrant               Income        Current Year     Prior Years         Costs             Expenses            Written
-----------------      ----------------   ----------------------------    ----------------   --------------       ------------
1996 Consolidated         $5,000,496        $28,894,000    $20,516,000      $6,351,976          $28,479,000        $46,803,840
1995 Consolidated          4,904,755         29,066,000     12,995,000       7,339,084           23,894,000         50,567,731
1994 Consolidated          4,783,872         23,741,000      5,883,000       6,451,030           18,770,000         55,430,449