Form 10-Q
period 1997-03-31
FIRST CENTRAL FINANCIAL CORP
filed 1997-05-15
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 1997

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                 (516) 593-7070

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                                   Shares Outstanding at May 13, 1997
                  Title of Class                                   (excluding 602,404 treasury shares)
----------------------------------------------------      -----------------------------------------------------
      Common Stock, Par Value $.10 Per Share                                    5,986,608

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                          PAGE NO.
                                                                                          --------


ITEM I          FINANCIAL STATEMENTS................................................          1

                 Consolidated Balance Sheets........................................          1

                 Consolidated Statements of Operations..............................          3

                 Consolidated Statements of Changes in Shareholders' Equity.........          4

                 Consolidated Statements of Cash Flows..............................          5

                 Notes to Financial Statements......................................          6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS................................          8


                                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K....................................         14

                SIGNATURES..........................................................         16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,             DECEMBER 31,
                                                                                 1997                    1996
                                                                         ---------------------   ---------------------
                                                                              (UNAUDITED)                  *

ASSETS

 Investments
  Securities available-for-sale, at market value:
      Fixed maturities (amortized cost 1997 - $81,477,474;
      1996 - $79,563,688)                                                        $79,657,591              $79,279,962
      Equity securities, (cost: 1997 - $14,286,317;
      1996 - $17,230,459)                                                         15,470,357               18,814,702
    Short-term investments, at cost, which approximates
    market                                                                        12,564,579               10,216,742
                                                                         ---------------------   ---------------------
      Total Investments                                                          107,692,527              108,311,406

  Cash                                                                             2,278,623                4,112,441
  Accrued investment income                                                        1,389,744                1,379,187
  Agents' balances, less allowance for doubtful accounts
   (1997 - $3,554,074; 1996 - $3,554,074)                                          8,288,675               11,607,913
  Reinsurance receivables on unpaid losses                                        19,317,421               18,767,712
  Reinsurance receivables on paid losses                                           1,077,755                  466,480
  Prepaid reinsurance premiums                                                     3,804,285                5,358,744
  Federal income taxes recoverable                                                 4,848,473                4,092,473
  Other receivables                                                                  466,288                  184,429
  Deferred policy acquisition costs                                                4,312,002                4,541,520
  Deferred debenture costs                                                           264,738                  280,807
  Deferred income taxes                                                            2,950,000                2,950,000
  Property and equipment less accumulated depreciation
   (1997 - $1,377,571; 1996 - $1,323,113)                                          4,367,428                4,400,192
  Other Assets                                                                       417,977                  645,027
                                                                         ---------------------   ---------------------

                                                                                $161,475,936            $ 167,098,331
                                                                         =====================   =====================


* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 30,                   DECEMBER 31,
                                                                      1997                         1996
                                                              --------------------          --------------------
                                                                   (UNAUDITED)                        *

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                                       $100,132,317                   $97,436,974
 Unpaid loss adjustment expenses                                       10,475,253                     9,357,095
 Unearned premiums                                                     26,218,475                    31,339,850
                                                              --------------------          --------------------

   Total Policy Liabilities                                           136,826,045                   138,133,919

Funds held for reinsurance treaty                                       2,196,646                     2,610,641
Reinsurance payable                                                     1,369,804                       785,104
Convertible subordinated debentures                                     4,900,000                     4,900,000
Other liabilities                                                         640,529                     1,172,527
                                                              --------------------          --------------------

  Total Liabilities                                                   145,932,808                   147,602,191
                                                              --------------------          --------------------

Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1997 -
  6,589,012 shares; 1996 - 6,589,012 shares)                              658,902                       658,902
 Additional paid-in capital                                            13,209,395                    13,209,395
 Net unrealized (depreciation) appreciation on
  securities available-for-sale, net of deferred taxes
  of (1997 - $216,000; 1996 - $532,000)                                  (419,845)                      768,517

 Retained earnings                                                      6,225,602                     8,990,468

                                                              --------------------          --------------------

                                                                       19,674,054                    23,627,282

Less treasury stock, at cost (1997 - 602,404
 shares; 1996 - 602,404 shares)                                        (4,131,142)                   (4,131,142)
                                                              --------------------          --------------------

Total Shareholder's Equity                                             15,542,912                    19,496,140
                                                              --------------------          --------------------

                                                                    $ 161,475,936                 $ 167,098,331
                                                              ====================          ====================

* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      THREE MONTHS ENDED MARCH 31,

                                                       1997                                 1996
                                                -------------------                 --------------------
                                                    (UNAUDITED)                          (UNAUDITED)
Revenues
Premiums Written - Direct                               $8,953,076                          $15,039,411
Reinsurance ceded                                       (1,720,550)                          (3,683,703)
                                                -------------------                 --------------------

     Net Premiums Written                                7,232,526                           11,355,708
Decrease in unearned premiums                            3,566,916                            1,580,432
                                                -------------------                 --------------------

     Net Premiums Earned                                10,799,442                           12,936,140

Net investment income                                    1,387,780                            1,195,497
Realized gain on investments                               157,654                              722,125
Claims adjusting revenues                                  244,484                              192,276
Rental and Miscellaneous income                             55,922                               52,210
                                                -------------------                 --------------------

          Total Revenues                                12,645,282                           15,098,248
                                                -------------------                 --------------------


Expenses

Losses                                                   8,056,158                            6,321,175
Loss adjustment expense                                  4,061,874                            3,043,801
Policy acquisition costs                                 1,971,562                            2,918,235
Interest expense                                           110,250                              142,481
Provision for doubtful accounts                             75,032                              127,731
Other operating expenses                                 1,132,271                            1,346,690
                                                -------------------                 --------------------

          Total Expenses                                15,407,147                           13,900,113
                                                -------------------                 --------------------


Income (Loss) Before Income Taxes                       (2,761,865)                             367,400

Federal and State Income Taxes                               3,000                            1,198,135
                                                -------------------                 --------------------


          Net Income (Loss)                            $(2,764,865)                            $830,735
                                                ===================                 ====================


Per Share Data:

  Net Income:
   Primary                                            ($0.46)                               $0.14
                                                      =======                               =====

   Fully Diluted                                      ($0.46)                               $0.13
                                                      =======                               =====

  Cash Dividends Paid                                  $0.03                                $0.03
                                                       =====                                =====

The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                      NET UNREALIZED
                                                                      (DEPRECIATION)
                                                         ADDITIONAL   APPRECIATION ON
                                     COMMON STOCK        PAID-IN         SECURITIES     RETAINED     TREASURY STOCK
                                   SHARES     AMOUNT     CAPITAL         AVAILABLE-     EARNINGS   SHARE       AMOUNT       TOTAL
                                                                         FOR-SALE
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996*    6,589,012  $658,902   $13,209,395   $  768,517      $8,990,468  602,404  $(4,131,142) $19,496,140

Add (deduct):

 Net (Loss)                                                                           (2,764,865)                        (2,764,865)

Change in unrealized appreciation                                     (1,188,362)                                        (1,188,362)
(depreciation) on securities
 available-for-sale

------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997        6,589,012  $658,902   $13,209,395   $ (419,845)       $6,225,602 602,404 $(4,131,142)  $15,542,912
====================================================================================================================================






* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                              1997                         1996
                                                                       -------------------          -------------------
                                                                           (UNAUDITED)                  (UNAUDITED)
OPERATING ACTIVITIES

Net Income (Loss)                                                            $(2,764,865)            $         830,735
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Amortization of deferred policy acquisition costs                            4,541,520                     6,351,976
  Provision for depreciation and amortization                                     80,272                        69,771
  Provision for losses on uncollectible agents' balances                          75,033                       127,732
  Net realized investment gains                                                 (157,654)                     (722,125)
  Provision for deferred federal income taxes                                    748,000                      (158,003)
  Changes in operating assets and liabilities
    Increase in accrued investment income                                        (10,557)                     (190,330)
    Change in agents' balances and unearned premiums                            (736,405)                   (1,768,674)
    Change in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverables                                    2,652,517                     2,845,374
    Deferred policy acquisition costs                                         (4,312,002)                   (6,121,461)
    Other items, net                                                            (531,034)                      843,105
                                                                       -------------------          --------------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (415,175)                    2,108,100
                                                                       -------------------          --------------------


INVESTING ACTIVITIES

Purchases of fixed maturities                                                 (6,605,607)                  (31,736,959)
Sales and maturities of fixed maturities                                       4,562,813                    30,220,200
Purchases of equity securities                                                  (615,360)                   (3,816,416)
Sales of equity securities                                                     3,796,750                     8,685,397
Net (purchases) sales of short-term investments                               (2,347,837)                   (4,693,026)
Purchases of property and equipment                                              (27,767)                       10,581
                                                                       -------------------          --------------------
  NET CASH USED IN INVESTING ACTIVITIES                                       (1,237,008)                   (1,330,223)
                                                                       -------------------          --------------------
FINANCING ACTIVITIES

Cash dividend paid                                                              (181,635)                     (181,320)

                                                                       -------------------          --------------------

 NET CASH USED IN FINANCING ACTIVITIES                                          (181,635)                     (181,320)
                                                                       -------------------          --------------------


INCREASE (DECREASE) IN CASH                                                   (1,833,818)                       596,557

CASH AT BEGINNING OF YEAR                                                      4,112,441                      1,499,829
                                                                       -------------------          --------------------

CASH AT END OF FIRST QUARTER                                                  $2,278,623             $        2,096,386
                                                                       ===================          ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

     Interest                                                           $        220,500             $         284,907
                                                                       ===================          ====================


     Income Taxes                                                       $         22,000             $          32,000

                                                                       ===================          ====================

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997

1. BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The financial statements for the periods reported should be read in conjunction with the financial statements and related notes contained in First Central's Annual Report on Form 10-K for the year ended December 31, 1996.

2. GOING CONCERN UNCERTAINTY AND LIQUIDITY

         First Central's consolidated financial statements for the three months ended March 31, 1997 and the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As a result of losses incurred, First Central's Shareholders' Equity at March 31, 1997 and December 31, 1996 declined to approximately $15.5 million and $19.5 million, respectively and First Central Insurance's Statutory Surplus declined to approximately $10.8 million and $12.3 million at March 31, 1997 and December 31, 1996, respectively. Based upon the required relationships between Net Premiums Written and Statutory Surplus, First Central Insurance expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future.

         First Central Insurance has a statutory deficiency in Earned Surplus resulting from its losses from operations. Therefore, it will be precluded from paying dividends to First Central by reason of such deficiency. The only material source of income to First Central are dividends from First Central Insurance and Mercury. Management anticipates that Mercury will be able to pay a dividend to First Central sufficient for it to pay the August 1, 1997 interest of $220,500 due on its 9% Convertible Subordinated Debentures due 2000. However, unless management is able to raise funds from other sources, First Central will not be able to pay the August 1, 1997 sinking fund obligation of $1,837,500 on the Debentures. First Central is not currently in default under such Debentures but failure to pay either the aforementioned interest or sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4,900,000.

         Based on a preliminary release of First Central Insurance's operating results for the year ended December 31, 1996, A.M. Best & Company ("A.M. Best"), one of the predominant services engaged in the industry-wide rating of insurers and reinsurers, amended First Central Insurance's rating to D (Very Vulnerable). The change in rating is adversely impacting policy renewals. Although, at this time a reduction in the volume of premiums written is necessary to comply with regulatory requirements, continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers.

         The New York State Insurance Department has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such a plan will involve the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First Central Insurance engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged an investment banker to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

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

3. PER SHARE DATA

         Income (loss) per common share is based upon the weighted average number of shares outstanding for the periods reported. Fully diluted income
(loss) per share assumes the conversion of First Central's 9% Convertible Subordinated Debentures due 2000, except when the effects of such conversion are antidilutive.

         For the three-month periods ended March 31,

                                   Basic         Primary       Fully Diluted
                                   -----         -------       -------------
             1997...........     5,986,657      5,986,657        5,986,657

             1996...........     5,987,685      5,995,491        6,641,018


4. PROPERTY AND EQUIPMENT

         Property and equipment as of March 31, 1997 consists of the following:


           Land                                  $      1,000,000
           Building                                     3,039,313
           Equipment                                    1,705,686
                                                ------------------
           Sub-total                                    5,744,999

           Less accumulated depreciation                1,377,571
                                                ------------------
           Total                                 $      4,367,427
                                                ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         First Central Financial Corporation ("First Central"), a corporation incorporated under the laws of the State of New York on May 18, 1983, is the parent company of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). Until March 10, 1997 First Central Insurance wrote multiple lines of property and casualty insurance including Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, and Inland Marine. On March 10, 1997, First Central Insurance ceased to write any new business. First Central continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. Mercury is a licensed insurance adjuster and represents the interests of a number of property and casualty insurers and self-insurers who conduct insurance business in the State of New York. Unless otherwise indicated, references to First Central include its subsidiaries.

RECENT DEVELOPMENTS

         During the first three months of 1997, First Central Insurance continued to experience a reduction of premiums written and significantly increased losses and loss adjustment expense. First Central reported a loss of $2,764,865 or $0.46 per share for the three month period ended March 31, 1997. Such loss was primarily the result of a decrease in net premiums earned of $2,136,698 and an aggregate increase in losses and loss adjustment expense of $2,753,056 when compared with the first quarter of 1996. See "-- Loss and Loss Adjustment Expense."

         First Central Insurance's losses from operations resulted in its statutory surplus declining from $12.3 million at December 31, 1996 to $10.8 million at March 31, 1997 with earned surplus declining from a deficit of $4.3 million to a deficit of $5.3 million during the same period. First Central
Insurance is precluded from paying dividends to First Central while it has a deficiency in earned surplus. Since the only material source of income to First Central is dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. In addition, unless First Central obtains another source of funds, First Central will be unable to pay its $1.8 million sinking fund obligation under First Central's Convertible Subordinated Debentures due 2000 (the "Debentures") on August 1, 1997. Failure to pay the August 1, 1997 sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the entire $4.9 million outstanding principal balance. Primarily as a result of First Central Insurance's financial condition, in February 1997, A.M. Best & Co., Inc. ("A.M. Best") changed the B++ (Very Good) rating it assigned to First Central Insurance in June 1996 to D (Very Vulnerable).

         The New York State Insurance Department has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such a plan will involve, among other things, the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First Central Insurance has engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged an investment banker to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in its attempt to revise operations to attain future profitability, raise additional capital and resume normal operations.

         In February 1997, Andrew W. Attivissimo President and Chief Operating Officer of each of First Central and First Central Insurance was also appointed as Chairman and Chief Executive Officer of First Central and First Central Insurance, succeeding Martin J. Simon, the founder of First Central.

RESULTS OF OPERATIONS

NET INCOME LOSS

         First Central reported net loss for the three month period ended March 31, 1997 of $2,764,865 or $0.46 per share primary and $0.46 per share fully diluted compared to net income of $830,735 or $.14 per share primary and $0.13 per share fully diluted for the three month period ended March 31, 1996. The decrease in net income is due primarily to a decrease in earned premiums and realized gains on investments and increases in loss and loss adjustment expense incurred offset in part by increases in claims adjusting revenue, net investment income, rental income and decreased policy acquisition costs, other operating expenses, interest and provision for doubtful accounts.

PREMIUMS WRITTEN AND EARNED

         Direct written premiums of $8,953,076 for the three month period ended March 31, 1997, decreased 40.5% when compared to the corresponding period of 1996. The decrease in premium writing was a result of First Central Insurance's institution of a lead paint exclusion during the first quarter of 1997, the change of First Central Insurance's A.M. Best rating in February 1997 to D (Very Vulnerable) and to First Central Insurance's ceasing to write new business after March 10, 1997.

         Net premiums earned decreased $2,136,698 (16.5%) for the three month period ended March 31, 1997 when compared to the same period in 1996 as a result of lower premium volume. The rate of decrease in earned premiums is less than the rate of decrease in written premiums since premiums are earned over a 365 day period following a policy's effective date.

NET INVESTMENT INCOME; REALIZED GAINS

         First Central's net investment income of $1,387,780 for the three month period ended March 31, 1997, represents a 16.1% increase over the net investment income from the three month period ending March 31, 1996. Changes in First Central Insurance's investment portfolio from holdings of 68.0% in fixed maturities (24.4% in government securities), 24.5% in equity securities and 7.5% in short-term investments as of March 31, 1996 to 74.0% in fixed maturities (50.3% in government securities), 14.4% in equity securities and 11.7% in short-term investments as of March 31, 1997 produced increased interest income on government securities which offset a decrease in dividend income and interest income on other fixed maturity holdings compared to the three month period ended March 31, 1996. First Central's net realized gain on investments for the three month period ended March 31, 1997 was $157,654, a decline of $564,471 over the corresponding period in 1996. The decrease in net realized gains on investments resulted primarily from a reduction in sales of equity securities due to First Central's smaller holdings in equity securities during the first quarter of 1997 when compared to the first quarter of 1996, and more favorable market conditions experienced in the first three months of 1996.

         At March 31, 1997 First Central held 74.0% of its invested assets in fixed maturities available-for-sale, 14.4% in equity securities (common and preferred stocks) available for sale and 11.7% in short-term investments (principally money markets). At December 31, 1996, First Central held 73.2% of its invested assets in fixed maturities available-for-sale, 17.4% in equity securities (common and preferred stocks) available for sale and 9.4% in short-term investments.

         At March 31, 1997, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $419,845. The unrealized loss is net of deferred taxes of $216,000. At December 31, 1996 the total net unrealized gain applicable to First Central's available-for-sale securities was $768,517 net of deferred taxes of $532,000.

         In accordance with FASB Statement No. 115, the following is the investment classifications at March 31, 1997. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.



                                                                                CHARGE TO
              MARCH 31, 1997            COST            MARKET                   SURPLUS
      ----------------------------------------------------------------------------------------
       Debt Securities:
        Available for Sale              81,477,474       79,657,591               (1,819,883)
                                 -------------------------------------------------------------


       Equity Securities:
        Available for Sale              14,286,317       15,470,357                1,184,040
                                                                          --------------------
        Less deferred taxes                                                          216,000
                                                                          --------------------
       Reduction of Shareholder's Equity & Investments                    $         (419,843)
                                                                          ====================


         At December 31, 1996, First Central reassessed its ability to hold certain securities to maturity and determined that fixed maturity securities with an amortized cost of $45,284,608 and an estimated market value of $45,019,345 should be reclassified from the "held-to-maturity" category to the "available-for-sale" category because of uncertainties about First Central's ability to hold these securities until their maturity date. At March 31, 1997 100% of the debt securities held by First Central remain classified as available-for-sale.

LOSS AND LOSS ADJUSTMENT EXPENSE

         It has been First Central Insurance's practice to maintain reserves at or near the middle range of an actuarial reasonableness range established by its independent actuary to evaluate the adequacy of reserves. First Central Insurance's reserves are analyzed on a quarterly basis by such independence actuary. As of March 31, 1997 and December 31, 1996, the independent actuary indicates that the mid-point of the actuarial reasonableness range was $87,619,000 and $85,126,000, respectively. First Central Insurance's carried net reserves on a statutory basis were $91,648,000 and $88,599,000 at March 31, 1997 and December 31, 1996 respectively. The reserves above the midpoint of approximately $4,000,000 at March 31, 1997 and approximately $3,500,000 at December 31, 1996 were allocated to the workers' compensation line of business where First Central Insurance's historical loss ratio of less than 65% per year (for the prior three years) would result in a reduction of statutory surplus if such reserves were not increased to reflect a 65% loss ratio.

         During the three month period ended March 31, 1997, incurred losses net of reinsurance increased by 27.4% when compared to the corresponding period in 1996. Such increases were due primarily to an approximate $550,000 increase in the change in loss reserves and an approximate $1,200,000 increase in net paid losses.

         During the three month period ended March 31, 1997 incurred loss adjustment expenses, net of reinsurance, increased by 33.4% when compared to the corresponding period in 1996. The increase for the three-month period was primarily due to a $525,000 settlement relating to disputed legal fees with one of First Central Insurance's former insurance defense law firms.

UNDERWRITING EXPENSES

         Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement. Policy acquisition costs decreased by 32.4% for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Other operating expenses decreased by 15.9% for the three month period ended March 31, 1997 as compared to the corresponding period in 1996. The decrease in policy acquisition cost for the first quarter of 1997 when compared to 1996 was primarily due to lower commission and premium tax expense directly associated to the lower premium volume experienced in the first quarter of 1997. The decrease of 15.9% in operating expenses was attributed to cost containment procedures instituted in the first quarter of 1997.

PROVISION FOR DOUBTFUL ACCOUNTS

         Provision for doubtful accounts decreased by 41.3% for the three month period ended March 31, 1997 compared to the corresponding period in 1996. The decrease for the three-month period was primarily the result of a reduction in the amount of uncollectible premiums on auditable policies.

INTEREST EXPENSE

         Interest expense decreased 22.6% for the three month period ended March 31, 1997 when compared to corresponding period in 1996. This decrease is due to the reduction of $1,430,000 in the principal amount outstanding of the Debentures from $6,330,000 at March 31, 1996 to $4,900,000 at March 31, 1997.

FINANCING ACTIVITIES

         For the three month period ended March 31, 1997 net cash used in First Central's operating activities was $415,175 as compared to cash provided for of $2,108,100 from the three-month period ended March 31, 1996. The change in cash used for operating activities was due primarily to the net operating loss experienced in the first quarter of 1997.

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

         During 1996 and the three month period ended March 31, 1997, First Central's liquidity and capital resources relative to its assets decreased significantly primarily as a result of First Central Insurance's losses from operations. First Central Insurance's losses from operations resulted in its earned surplus declining to a deficit of $5,290,740 (excluding unrealized gains) as of March 31, 1997. First Central Insurance will be precluded from paying dividends to First Central by reason of its earned surplus deficiency. Since the only material source of income to First Central are dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. Management anticipates that Mercury will be able to pay a dividend to First Central sufficient for it to pay the August 1, 1997 interest of $220,500 due on the Debentures. However, unless First Central obtains another source of funds, First Central will be unable to pay the August 1, 1997 sinking fund obligation of $1.8 million on the Debentures. First Central is not currently in default under such Debentures but failure to pay either the aforementioned interest or sinking fund obligation will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4.9 million.

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

         First Central Insurance's Statutory Surplus declined from $12.3 million at December 31, 1996 to $10.8 million at March 31, 1997. Based upon the required relationships between Net Premiums Written and Statutory Surplus, First Central Insurance expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future. Primarily as a result of First Central Insurance's current financial condition, in February 1997, A.M. Best reduced First Central Insurance's rating to D (Very Vulnerable). The change in rating has adversely impacted policy renewals. The continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers. It is anticipated that a reduced premium volume would have a further negative impact on First Central Insurance's liquidity and capital resources. Without additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Since First Central Insurance does not intend to write new business until new capital has been obtained, First Central Insurance may need to liquidate certain securities during the second quarter of 1997 to pay Loss, Loss Adjustment Expense and/or operation expenses.

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

         First Central had gross deferred tax assets of approximately $9,125,000 and $9,153,000 and gross deferred tax liabilities of approximately $1,349,000 and $2,175,000 at March 31, 1997 and at December 31, 1996, respectively. A $4,826,000 and $4,028,000 valuation allowance has been established with respect to the gross deferred tax asset at March 31, 1997 and at December 31, 1996. Management believes that it is more likely than not that the deferred tax asset may not be fully realized due to the uncertainties with respect to First Central's future profitability.

         First Central funded its February 1, 1997 interest payment of $220,500 under the Debentures from the dividends it received from First Central Insurance during the 1996 year.

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


  *10.1   Agreement,  dated  February  12, 1997,  among  Martin J. Simon,  First
          Central and First Central Insurance.

  *11     Computation of Per Share Earnings.

  *27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).

-------------------------
*  filed herewith

    B.    Reports on Form 8-K.

During the three-month period ended March 31, 1997 one report on Form 8-K was filed with the Securities and Exchange Commission with respect to Item 5-Other Events. Such report was filed on February 20, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CENTRAL FINANCIAL CORPORATION


Dated: 5/14/97                 BY: /s/ Andrew W. Attivissimo
       -------------               ------------------------------------
                                   Andrew W. Attivissimo
                                   President, Chairman, Chief Executive Officer,
                                   Chief Operating Officer (Principal Executive
                                   Officer)



DATED:  5/14/97                BY: /s/ Joan M. Locascio
        ------------               ---------------------------------------------
                                   Joan M. Locascio, Treasurer, Vice President
                                   (Chief Financial and Accounting Officer)