Form 10-Q
period 1997-06-30
FIRST CENTRAL FINANCIAL CORP
filed 1997-08-14
CIK 759441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

   State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Shares Outstanding at August 12, 1997
                  Title of Class                                   (excluding 602,404 treasury shares)
----------------------------------------------------      -----------------------------------------------------
      Common Stock, Par Value $.10 Per Share                                  5,986,608

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

ITEM I   FINANCIAL STATEMENTS........................................      1

         Consolidated Balance Sheets.................................      1

         Consolidated Statements of Operations.......................      3

         Consolidated Statements of Changes in Shareholders' Equity..      4

         Consolidated Statements of Cash Flows.......................      5

         Notes to Consolidated Financial Statements..................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................      8


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     14

         SIGNATURES..................................................     16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1997            1996
                                                                 ------------    ------------
                                                                  (UNAUDITED)           *
ASSETS

 Investments

  Securities available-for-sale, at market value:
    Fixed maturities (amortized cost 1997 - $85,431,988;
     1996 - $79,563,688)                                         $ 84,979,891    $ 79,279,962
    Equity securities, (cost: 1997 - $252,729;
     1996 - $17,230,459)                                              221,619      18,814,702
    Short-term investments, at cost, which approximates
     market                                                        17,891,894      10,216,742
                                                                 ------------    ------------
      Total Investments                                           103,093,404     108,311,406

  Cash                                                              4,356,310       4,112,441
  Accrued investment income                                         1,337,991       1,379,187
  Agents' balances, less allowance for doubtful accounts
   (1997 - $1,554,074; 1996 - $3,554,074)                           4,585,177      11,607,913
  Reinsurance receivables on unpaid losses                         18,322,531      18,767,712
  Reinsurance receivables on paid losses                              862,961         466,480
  Prepaid reinsurance premiums                                      2,244,395       5,358,744
  Federal income taxes recoverable                                  3,932,648       4,092,473
  Other receivables                                                   434,156         184,429
  Deferred policy acquisition costs                                 3,713,403       4,541,520
  Deferred debenture costs                                            248,226         280,807
  Deferred income taxes                                             2,950,000       2,950,000
  Property, plant and equipment less accumulated depreciation
   (1997 - $1,437,696; 1996 - $1,323,113)                           4,307,302       4,400,192
  Other Assets                                                        339,580         645,027
                                                                 ------------    ------------
                                                                 $150,728,084    $167,098,331
                                                                 ============    ============


* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,        DECEMBER 31,
                                                               1997             1996
                                                          -------------     -------------
                                                           (UNAUDITED)           *
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities
 Unpaid losses                                            $ 103,419,708     $  97,436,974
 Unpaid loss adjustment expenses                             11,454,916         9,357,095
 Unearned premiums                                           17,498,343        31,339,850
                                                          -------------     -------------

   Total Policy Liabilities                                 132,372,967       138,133,919

Funds held for reinsurance treaty                             1,471,682         2,610,641
Reinsurance payable                                           1,563,919           785,104
Convertible subordinated debentures                           4,900,000         4,900,000
Other liabilities                                             1,207,591         1,172,527
                                                          -------------     -------------
  Total Liabilities                                         141,516,159       147,602,191
                                                          -------------     -------------

Commitments and Contingencies

Shareholders' Equity
 Common Stock, par value $.10 per share;
  authorized - 20,000,000 shares; issued (1997 -
  6,589,012 shares; 1996 - 6,589,012 shares)                    658,902           658,902
 Additional paid-in capital                                  13,209,395        13,209,395
 Net unrealized (depreciation) appreciation on
  securities available-for-sale, net of deferred taxes
  of (1997 - $0; 1996 - $532,000)                              (483,207)          768,517

 Retained earnings                                              (42,023)        8,990,468
                                                          -------------     -------------
                                                             13,343,067        23,627,282
Less treasury stock, at cost (1997 - 602,404
 shares; 1996 - 602,404 shares)                              (4,131,142)       (4,131,142)
                                                          -------------     -------------

Total Shareholder's Equity                                    9,211,925        19,496,140
                                                          -------------     -------------
                                                          $ 150,728,084     $ 167,098,331
                                                          =============     =============

* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------
                                                 1997           1996              1997             1996
                                             (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)

                                            ---------------------------------------------------------------
Revenues

Premiums Written - Direct                   $ 11,854,848     $ 31,974,146     $  2,901,772     $ 16,934,735
Reinsurance ceded                             (2,970,025)      (6,543,060)      (1,249,475)      (2,859,357)
                                            -----------------------------     -----------------------------

   Net Premiums Written                        8,884,823       25,431,086        1,652,297       14,075,378
Decrease(Increase) in unearned premiums       10,727,158          174,625        7,160,242       (1,405,807)
                                            -----------------------------     -----------------------------
   Net Premiums Earned                        19,611,981       25,605,711        8,812,539       12,669,571
                                            ------------     ------------     ------------     ------------

Net investment income                          2,733,568        2,538,263        1,345,788        1,342,766
Realized gain (loss) on investments            2,267,824        1,036,031        2,110,170          313,906
Claims adjusting revenues                        543,233          481,093          298,749          288,817
Rental and Miscellaneous income                  110,181          119,420           54,259           67,210
                                            -----------------------------     -----------------------------
      Total Revenues                          25,266,787       29,780,518       12,621,505       14,682,270
                                            ------------     ------------     ------------     ------------
Expenses

Losses                                        20,353,208       14,121,728       12,297,050        7,800,553
Loss adjustment expense                        8,136,990        4,727,475        4,075,116        1,683,674
Policy acquisition cost                        3,899,484        5,910,067        1,927,922        2,991,832
Interest expense                                 220,500          282,407          110,250          139,926
Doubtful accounts                                161,518          464,697           86,486          336,966
Other operating expenses                       2,172,878        2,903,046        1,040,607        1,556,356
                                            -----------------------------     -----------------------------
      Total Expenses                          34,944,578       28,409,420       19,537,431       14,509,307
                                            -----------------------------     -----------------------------
Income (Loss) Before Income Taxes             (9,677,791)       1,371,098       (6,915,926)         172,963

Income Taxes (Benefit)                          (645,300)         354,400         (648,300)         (13,000)
                                            -----------------------------     -----------------------------
      Net Income (Loss)                     $ (9,032,491)    $  1,016,698     $ (6,267,626)    $    185,963
                                            =============================     =============================
Per Share Data:

   Net Income (Loss):

      Primary                                     ($1.51)           $0.17           ($1.05)           $0.03
                                                  ------            -----           ------            -----
      Fully Diluted                               ($1.51)           $0.17           ($1.05)           $0.03
                                                  ------            -----           ------            -----
      Cash Dividends Paid                          $0.03            $0.06            $0.00            $0.03
                                                  ------            -----           ------            -----

The accompanying notes are an integral part of these statements.

              FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                       NET UNREALIZED
                                                                       (DEPRECIATION)
                                                            ADDITIONAL APPRECIATION
                                          COMMON STOCK      PAID-IN    ON SECURITIES RETAINED   TREASURY STOCK
                                        SHARES    AMOUNT    CAPITAL     AVAILABLE    EARNINGS   SHARES     AMOUNT        TOTAL
                                                                        FOR SALE
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996*        6,589,012  $658,902  $13,209,395 $   768,517  $8,990,468  602,404  $(4,131,142)  $19,496,140

Add (deduct):

Net (Loss)                                                                          (9,032,491)                         (9,032,491)

Decrease in unrealized appreciation                                     (1,251,724)                                     (1,251,724)





-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997             6,589,012  $658,902  $13,209,395 $ (483,207)  ($42,023)   602,404  $(4,131,142)  $ 9,211,925
===================================================================================================================================






* The balance sheet at December 31, 1996 has been derived from audited consolidated financial statements at that date.

The accompanying notes are an integral part of these statements.

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED JUNE 30,

                                                                  1997             1996
                                                              ------------    ------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES

Net Income (Loss)                                              ($9,032,491)   $  1,016,698
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Amortization of deferred policy acquisition costs              4,541,520       6,351,976
  Provision for depreciation and amortization                      160,582         171,723
  Provision for losses on uncollectible agents' balances           161,518         464,697
  Net realized investment gains                                 (2,267,824)     (1,036,031)
  Provision for deferred federal income taxes                      532,000        (386,000)
  Changes in operating assets and liabilities
    Decrease (Increase) in accrued investment income                41,196        (646,371)
    Change in agents' balances and unearned premiums            (5,141,662)     (2,036,830)
    Change in unpaid losses, unpaid loss adjustment
     expenses, and reinsurance recoverables                      8,129,255       5,269,231
    Deferred policy acquisition costs                           (3,713,403)     (6,637,657)
    Other items, net                                             1,432,380       1,694,797
                                                              ------------    ------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (5,156,929)      4,226,233
                                                              ------------    ------------

INVESTING ACTIVITIES

Purchases of fixed maturities                                  (23,077,425)    (40,531,975)
Sales and maturities of fixed maturities                        16,989,688      31,395,866
Purchases of equity securities                                  (1,318,485)     (5,714,543)
Sales of equity securities                                      20,691,574      12,515,785
Net purchases of short-term investments                         (7,675,152)     (1,556,011)
Purchases of property and equipment                                (27,767)        (10,291)
                                                              ------------    ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            5,582,433      (3,901,169)
                                                              ------------    ------------

FINANCING ACTIVITIES
Reduction of Convertible Subordinated Debenture                          0        (500,000)
Cash dividend paid                                                (181,635)       (362,331)
Purchases of treasury stock                                              0         (13,750)
                                                              ------------    ------------
 NET CASH USED IN FINANCING ACTIVITIES                            (181,635)       (876,081)
                                                              ------------    ------------

INCREASE (DECREASE) IN CASH                                        243,869        (551,017)
CASH AT BEGINNING OF YEAR                                        4,112,441       1,499,829
                                                              ------------    ------------
CASH AT END OF SECOND QUARTER                                 $  4,356,310    $    948,812
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:

     Interest                                                 $    221,000    $    303,000
                                                              ============    ============

     Income Taxes, net of refund of $1,362,000, in 1997
        and $1,115,000 in 1996                                $ (1,336,000)   $ (1,062,000)
                                                              ============    ============

FIRST CENTRAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997

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

2. GOING CONCERN UNCERTAINTY AND LIQUIDITY

         First Central's financial statements for the three and six-month periods ended June 30, 1997 and the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As a result of losses incurred, First Central's Shareholders' Equity at June 30, 1997 and December 31, 1996 declined to approximately $9.2 million and $19.5 million, respectively and First Central Insurance's Statutory Surplus declined to approximately $4.7 million and $12.3 million at June 30, 1997 and December 31, 1996, respectively. Based upon the required relationships between Net Premiums Written and Statutory Surplus, First Central Insurance expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future.

         First Central Insurance has a statutory deficiency in Earned Surplus resulting from its losses from operations and is precluded from paying dividends to First Central by reason of such deficiency. The only material source of income to First Central are dividends from First Central Insurance and Mercury. As of August 1, 1997 First Central was unable to raise funds from other sources, and accordingly, First Central did not pay the August 1, 1997 sinking fund obligation of $1,837,500 and interest of $220,500 on its 9% Convertible Subordinated Debentures due 2000 (the "Debentures"). The failure to pay either the aforementioned interest or sinking fund obligations before August 31, 1997 will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4,900,000.

         Based on a preliminary release of First Central Insurance's operating results for the year ended December 31, 1996, A.M. Best & Company ("A.M. Best"), one of the predominant services engaged in the industry-wide rating of insurers and reinsurers, amended First Central Insurance's rating to D (Very Vulnerable). The change in rating is adversely impacting policy renewals. Although, at this time a reduction in the volume of premiums written is necessary to comply with regulatory requirements, continuation of a D rating will severely affect First Central Insurance's ability to compete with other insurers.

         The New York State Insurance Department has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such plan involves the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to achieve a reduction in loss adjustment expenses, restructuring the claims department to achieve more favorable settlements of claims and restructuring management positions. First Central Insurance engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged investment bankers to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

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

3. PER SHARE DATA

         Income per common share is based upon the weighted average number of shares outstanding for the periods reported. Fully diluted income (loss) per share assumes the conversion of the Debentures, except when the effects of such conversions are antidilutive. Such weighted average number of shares outstanding were as follows:

         For the six-month periods ended June 30,

                               Basic       Primary   Fully Diluted
                             ---------    ---------  -------------
            1997...........  5,986,608    5,986,608    5,986,608

            1996...........  5,988,327    6,019,135    6,019,135


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of June 30, 1997 consists of the following:

           Land                                  $ 1,000,000
           Building                                3,039,313
           Equipment                               1,705,685
                                                 -----------
           Sub-total                               5,744,998

           Less accumulated depreciation:

            Building                                 161,247
            Equipment                              1,276,449
                                                 -----------
           Total                                 $ 4,307,302
                                                 ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

         First Central Financial Corporation ("First Central") a corporation incorporated under the laws of the State of New York on May 18, 1983, is the parent company of First Central Insurance Company ("First Central Insurance") and Mercury Adjustment Bureau, Inc. ("Mercury"). Until March 10, 1997 First Central Insurance wrote multiple lines of property and casualty insurance including Commercial Multiple Peril, Workers' Compensation, General Liability, Automobile Liability and Physical Damage, Products Liability, Fire, Allied Lines, Boiler and Machinery, Glass, Burglary and Theft, and Inland Marine. On March 10, 1997, First Central Insurance ceased to write new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. Mercury is a licensed insurance adjuster and represents the interests of a number of property and casualty insurers and self-insurers who conduct insurance business in the State of New York. Unless otherwise indicated, references to First Central include its subsidiaries.

RECENT DEVELOPMENTS

         During the first six months of 1997, First Central Insurance continued to experience a reduction of premiums written and significantly increased losses and loss adjustment expense. First Central reported a loss of $9,032,491 or $1.51 per share for the six month period ended June 30, 1997. Such loss was primarily the result of a decrease in net premiums earned of $5,993,730 and an aggregate increase in losses and loss adjustment expense of $9,640,995 when compared with the second quarter of 1996. See "--Loss and Loss Adjustment Expense."

         First Central Insurance's losses from operations resulted in its statutory surplus declining from $12.3 million at December 31, 1996 to $4.7 million at June 30, 1997 with earned surplus declining from a deficit of $4.3 million to a deficit of $10.2 million during the same period. First Central Insurance is precluded from paying dividends to First Central while it has a deficiency in earned surplus. Since the only material source of income to First Central is dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. In addition, First Central was unable to pay its $1.8 million sinking fund obligation, and $220,500 interest payment under First Central's Convertible Subordinated Debentures due 2000 (the "Debentures") on August 1, 1997. The failure to pay the sinking fund and interest obligations by August 31, 1997 will constitute a default under the Debentures entitling the holders to accelerate the entire $4.9 million outstanding principal balance. Primarily as a result of First Central Insurance's financial condition, in February 1997, A.M. Best & Co., Inc. ("A.M. Best") changed the B++ (Very Good) rating it assigned to First Central Insurance in June 1996 to D (Very Vulnerable).

         The New York State Insurance Department, has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Such plan involves, among other things, the revision of operations to attain future profitability by raising underwriting standards, curtailing operating expenses, revising agreements to lower attorney fees and restructuring management positions. First Central Insurance has engaged outside consultants to review the activities of the various operating departments and make recommendations, where necessary, for changes within those departments. The plan also requires First Central Insurance to raise additional capital and First Central has engaged investment bankers to assist in this effort. Without the additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Pending implementation of the plan and the raising of additional capital, First Central Insurance has ceased the writing of new insurance business.

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in its attempt to revise operations to attain future profitability, raise additional capital and resume normal operations.

NET INCOME - EARNINGS

         First Central reported net loss for the three and six month periods ended June 30, 1997 of $6,267,626 or $1.05 per share primary and fully diluted and $9,032,491 or $1.51 per share primary and fully diluted, respectively. The decrease in net income is due primarily to a decrease in earned premiums and increases in loss and loss adjustment incurred offset in part by increases in realized gains, claims adjusting revenue, net investment income, rental income and decreased policy acquisition costs, other operating expenses, interest and doubtful accounts.

PREMIUMS WRITTEN AND EARNED

         Direct written premiums of $2,901,772 and $11,854,848 for the three and six month periods ended June 30, 1997, decreased 82.9% and 62.9% when compared to the corresponding periods of 1996. The decrease in premium writing was a result of First Central Insurance's ceasing to write new business after March 10, 1997 and policy renewals being adversely impacted by the institution of a lead paint exclusion during the first quarter of 1997 and the change of First Central Insurance's A.M. Best rating in February 1997 to D (Very Vulnerable).

         Net premiums earned decreased $3,857,032 (30.4%) and $5,993,730 (23.4%)
for the three and six month periods ended June 30, 1997, when compared to the same period in 1996 as a result of lower premium volume. The rate of decrease in earned premiums is less than the rate of decrease in written premiums since premiums are earned over a 365 day period following a policy's effective date.

NET INVESTMENT INCOME; REALIZED GAINS

         First Central's net investment income of $1,345,788 and $2,733,568 for the three and six month periods ended June 30, 1997, respectively, represents a 0.2% and 7.7% increase over the net investment income from the three and six month periods ending June 30, 1996, respectively. Changes in First Central Insurance's investment portfolio from holdings of 73.3% in fixed maturities, 22.4% in equity securities and 4.3% in short-term investments as of June 30, 1996 to 82.4% in fixed maturities, 0.2% in equity securities and 17.4% in short-term investments as of June 30, 1997 produced increased interest income on U.S. government securities which offset a decrease in dividend income and interest income on other fixed maturity holdings for the three and six month periods ended June 30, 1997, when compared to the same periods in 1996.

         First Central's net realized gain on investments for the three and six month periods ended June 30, 1997 was $2,110,170 and $2,267,824 respectively, representing a increase of 572.2% and 118.9% respectively, over the corresponding periods in 1996. The increase in net realized gains on investments resulted primarily from the sale by First Central Insurance of substantially all of its holding in common and preferred stocks during the second quarter of 1997.

         At June 30, 1997 First Central held 82.4% of its invested assets in fixed maturities available-for-sale, 0.2% in equity securities (common stocks) available for sale and 17.4% in short-term investments (principally money markets). At December 31, 1996, First Central held 73.2% of its invested assets in fixed maturities available-for-sale, 17.4% in equity securities (common and preferred stocks) available for sale and 9.4% in short-term investments.

         At June 30, 1997, the total net unrealized loss applicable to First Central's available-for-sale securities amounted to $483,207. The unrealized loss is not net of deferred taxes. At December 31, 1996 the total net unrealized gain applicable to First Central's available-for-sale securities was $768,517 net of deferred taxes of $532,000.

         In accordance with FASB Statement No. 115, the following is the investment classifications at June 30, 1997. Under Statement No. 115, unrealized loss or gains on available-for-sale investments are reported as a reduction or increase in shareholders equity.

                                                                       CHARGE TO
         JUNE 30, 1997                  COST           MARKET           SURPLUS
        ------------------------------------------------------------------------

        Debt Securities:
         Available for Sale           85,431,988      84,979,891       (452,097)
                                      ------------------------------------------


        Equity Securities:
         Available for Sale              252,729         221,619        (31,110)
                                                                    -----------
         Less deferred taxes                                                  0
                                                                    -----------
        Reduction of Shareholder's Equity & Investments             $  (483,207)
                                                                    ===========


         At December 31, 1996, First Central reassessed its ability to hold certain securities to maturity and determined that fixed maturity securities with an amortized cost of $45,284,608 and an estimated market value of $45,019,345 should be reclassified from the "held to maturity" category to the "available-for-sale" category because of uncertainties about First Central's ability to hold these securities until their maturity date. At June 30, 1997 100% of the debt securities held by First Central remain classified as available-for-sale.

LOSS AND LOSS ADJUSTMENT EXPENSE

         It has been First Central Insurance's practice to maintain reserves at or near the middle range of an actuarial reasonableness range established by its independent actuary to evaluate the adequacy of reserves. First Central Insurance's reserves are analyzed on a quarterly basis by such independent actuarial firm. As of June 30, 1997 and December 31, 1996, the actuary indicates that the mid-point of the actuarial reasonableness range was $95,773,000 and $85,126,000, respectively. First Central Insurance's carried net reserves on a statutory basis were $96,986,000 and $88,599,000 at June 30, 1997 and December 31, 1996 respectively. The reserves above the midpoint at June 30, 1997 and at December 31, 1996 were allocated to the workers' compensation line of business where First Central Insurance's historical loss ratio of less than 65% per year (for the prior three years) would result in a reduction of statutory surplus if such reserves were not increased to reflect a 65% loss ratio.

         During the three and six month periods ended June 30, 1997, incurred losses net of reinsurance increased by 57.6% and 44.1% respectively, when compared to the corresponding periods in 1996. Such increases were due primarily to adverse development continuing to emerge in First Central Insurance's loss reserves.

         During the three and six month periods ended June 30, 1997 incurred loss adjustment expenses, net of reinsurance, increased by 142.0% and 72.1%, respectively when compared to the corresponding periods in 1996. The increase for the three and six month period resulted from a large increase in legal fees when compared to the same periods of 1996.

UNDERWRITING EXPENSES

         Underwriting expenses are a combination of policy acquisition costs and other operating expenses as shown on the income statement. Policy acquisition costs decreased by 35.6% and 34.0% respectively for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Other operating expenses decreased by 33.1% and 25.2% respectively for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996. The decrease in policy acquisition cost for the three and six month periods ended June 30, 1997 when compared to 1996 was primarily due to lower commission and premium tax expense directly associated to the lower premium volume experienced in 1997 offset in part by a $350,679 assessment to New York Public Automobile Pool based on automobile assignment risk business. The decrease of 33.1% and 25.2% in operating expenses for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996 was attributed to cost containment procedures instituted in the first quarter of 1997.

PROVISION FOR DOUBTFUL ACCOUNTS

         Provision for doubtful accounts decreased by 74.3% and 65.2% in the three and six month periods ended June 30, 1997 compared to the corresponding period in 1996. The decrease for the three and six month periods was primarily the result of a reduction in the amount of uncollectible premiums on policy audits.

INTEREST EXPENSE

         Interest expense decreased 21.2% for the three and six month periods ended June 30, 1997 when compared to corresponding periods in 1996. This decrease is due to the reduction of $930,000 in the principal amount outstanding of the Debentures from $5,830,000 at June 30, 1996 to $4,900,000 at June 30, 1997.

FINANCING ACTIVITIES

         For the six month period ended June 30, 1997 net cash used in First Central's operating activities was $5,156,929 as compared to cash provided for of $4,226,233 from the six month period ended June 30, 1996. The change in cash used for operating activities was due primarily to the net operating loss experienced in 1997. For the six month period ended June 30, 1997 net cash provided by investing activities was $5,582,433 which was a result of First Central Insurance selling substantially all of its equity portfolio during the second quarter of 1997.

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

         During 1996 and the six month period ended June 30, 1997, First Central's liquidity and capital resources relative to its assets decreased significantly primarily as a result of First Central Insurance's losses from operations. First Central Insurance's losses from operations resulted in its earned surplus declining to a deficit of $10,227,985 (excluding unrealized gains and losses) as of June 30, 1997. First Central Insurance will be precluded from paying dividends to First Central by reason of its earned surplus deficiency. Since the only material source of income to First Central are dividends from First Central Insurance, First Central will not declare any further dividends on its common stock for the foreseeable future. First Central was unable to pay the August 1, 1997 sinking fund obligation of $1.8 million and interest of $220,500 on the Debentures. The failure to pay the aforementioned interest and sinking fund obligations by August 31, 1997 will constitute a default under the Debentures entitling the holders to accelerate the outstanding amount, currently $4.9 million.

         The Insurance Department has requested that First Central Insurance submit and implement a plan designed to improve operations and raise additional capital. Pending implementation of the operational and financial plan and the raising of additional capital, on March 10, 1997, First Central Insurance ceased to write new business. First Central Insurance continues to process renewals and service its existing business and expects to cease renewals on private passenger automobile policies. First Central has engaged investment bankers to assist in its effort to raise additional capital.

         First Central Insurance's Statutory Surplus declined from $12.3 million at December 31, 1996 to $4.7 million at June 30, 1997. Based upon the required relationships between Net Premiums Written and Statutory surplus, First Central Insurance expects that the reduction in Statutory Surplus will result in a significantly reduced premium volume for the foreseeable future. Primarily as a result of First Central Insurance's current financial condition, in February 1997, A.M. Best reduced First Central Insurance's rating to D (Very Vulnerable). The change in rating has adversely impacted policy renewals. The continuation of a D rating will severely affect First Central Insurance's future ability to compete with other insurers. It is anticipated that a reduced premium volume would have a further negative impact on First Central Insurance's liquidity and capital resources. Without additional capital, First Central Insurance's surplus may be insufficient to enable it to remain in operation. Since First Central Insurance does not intend to write new business until new capital has been obtained, First Central Insurance may need to liquidate certain securities during the third quarter of 1997 to pay Loss, Loss Adjustment Expense and/or operation expenses. During the second quarter First Central Insurance transferred from invested assets approximately $8,000,000 to operating cash.

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

         The events and uncertainties discussed above raise substantial doubt about First Central's ability to continue as a going concern. There can be no assurance that First Central will be successful in it attempt to revise operations to attain future profitability, raise additional capital and resume normal operations.

         First Central had gross deferred tax assets of approximately $8,277,000 and $9,153,000 and gross deferred tax liabilities of approximately $1,194,000 and $2,175,000 at June 30, 1997 and at December 31, 1996, respectively. A $4,133,000 and 4,028,000 valuation allowance has been established with respect to the gross deferred tax asset at June 30, 1997 and at December 31, 1996. Management believes that it is more likely than not that the deferred tax asset may not be fully realized due to the uncertainties with respect to First Central's future profitability.

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

   11     Computation of Per Share Earnings.

  *27 Financial Data Schedule (filed only with the electronic EDGAR filing of this document).

-------------------------
*  filed herewith

    B.    Reports on Form 8-K.

          One report was filed on Form 8-K during the three-month period ended June 30, 1997.

          A Form 8-K was filed with the Securities and Exchange Commission on May 22, 1997 with respect to the Company's May 21, 1997 press release announcing that the Company had signed a letter of intent for the sale of control of the company.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST CENTRAL FINANCIAL CORPORATION

DATED:     8/14/97                          BY: /s/  Andrew W. Attivissimo
      -----------------                         -----------------------------
                                                Andrew W. Attivissimo
                                                President, Chairman, Chief
                                                Executive Officer, Chief
                                                Operating Officer (Principal
                                                Executive Officer)

DATED:     8/14/97                          BY: /s/  Joan M. Locascio
      -----------------                         -----------------------------
                                                Joan M. Locascio, Treasurer,
                                                Vice President (Chief Financial
                                                and Accounting Officer)